Form 10KSB
period 1995-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-06-24
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB


[  x  ]   Annual report under section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1995.
                                    or
[      ]  Transition report under section 13 or 15 (d) of the Securities
Exchange Act of 1934  for the transition period from

   to

Commission file number
33-16531-D

                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
              (Name of  small business issuer in its charter)

Utah                                         87-0447580
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.)

               512 South 860 East, American Fork, Utah 84003
                 (Address of principal executive offices)

Registrant's telephone number, including area code:    (801) 763-9965
Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
Common Stock, No Par Value        N/A
Per Share


Securities to be registered under section 12(g) of the Act: Common Stock $.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such
filing requirements for the past 90 days.            Yes    x      No

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [ x   ]

State the registrant's net revenue (loss) for its most recent fiscal year: $(201,222)


The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 1995, was approximately $4,125,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 1995,9,006,600 shares of registrant's Common stock, no par value per share, were outstanding. As of June 6, 1996, there were outstanding 9,186,100 shares of Registrant's common stock, no par value per share.

Documents incorporated by reference:  Exhibits, Item 13.


Part I.

Item 1. Business
                                THE COMPANY

     Exact corporate name:         International Automated Systems, Inc.
     State and date of incorporation:   Utah- September 26, 1986
     Street address of principal office:     512 South 860 East
                              American Fork, Utah 84003
     Company telephone number:          (801) 763-9965
     Fiscal year:                  June 30


                          BUSINESS AND PROPERTIES

Overview.

  International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in American Fork, Utah, designs, produces and markets products based on technology. It has an automated self-service checkout system. This allows customers in different business establishments to check out the purchases themselves. In addition, theCompany has an Automated Fingerprint Identification Machine ("AFIM") which has the capability of verifying the identity of individuals. AFIM applications may include time-keeping, security, and access control. Registrant believes that its identity verification system has a variety of uses and applications for both commercial and governmental users.

Recent Developments.
  Registrant intends to acquire technology from its president relating to a different and more efficient method of transmitting information and data using transmission waves, technology based on data compression on compact disks, and other technology. To acquire the technology Registrant will issue 6,000,0000 shares of common stock, and 1,000,000 shares of preferred stock. Each share of the common stock has one vote and, it is anticipated, each share of the Series A preferred stock to be issued will have ten votes per share and the preferred will vote with the common stock on all matters. The technology is called digital wave modulation, which if proven and implemented, would increase significantly the amount of information which can be transmitted using different mediums. The digital wave modulation technology is under development and the commercial feasibility has not been demonstrated. Registrant believes that it has many competitors in the communications, information and data transfer industries which have greater capital resources, more experienced personnel, and technology which is more established and accepted in the market place.


Background.
  The Company, was organized under the laws of the State of Utah on September 26, 1986. In April 1988 the Company filed an offering under the 1933 Act to sell a maximum of 1,074,000 units at a price of $.50 per unit, each unit comprised of one share of common stock and one common stock purchase warrant. The Company sold approximately 200,000 units at the offering price of $.50 per unit realizing total proceeds of approximately $100,000. All warrants expired without exercise.

  The Company acquired the technology from its president, Neldon
Johnson, for the automated self-service check out system.

Automated Self-Service Check Out System.



  Operation of the Self-Check System proceeds as follows. A customer places the grocery cart at the head of the system, removes the products from the grocery basket, and scans the bar codes on the products across the bar code reader which reads price, code number and weight of the product. This information is then relayed on an item-by-item basis to the main computer which transmits the data in its memory to the checkout terminal. The product information is displayed on the screen which includes description, price, and weight. A running subtotal is also shown. Once scanned, products are placed into the receiving basket. This basket is on a sensitive scale and the precise weight of each purchase is measured. The computer verifies the weight of the products purchased with the weight coded in its memory based on the item scanned. If the weights differ, an error code is displayed and an attendant is
summoned to assist the customer or to override the system.   After all
the items are scanned, a final tally is made. Payment is then made to the attendant who is supervising up to four checkout terminals. The scale is accurate within .2 pounds.

  The Self-Check System is interfaced with a computer "bus", a connection which allows data transfer from the check out terminal to the main computer. The bus is capable of interfacing with various scanners and scales so the Self-Check System may be adaptable to equipment
already in use.   One attendant handles three or four check out
stations.

  In the summer or fall of 1996 the Company may resume operation of the Self-Check System. Previously the System operated for approximately seven years.

  Management believes that the Self-Check System has several advantages over conventional retail checkout systems. These advantages are: saving of labor cost, more accurate inventory for each product, theft reduction, faster service, and increased customer convenience and privacy.

  Management believes that the market for the Self-Check System includes all varieties of retail establishments including establishments such as grocery stores, drug stores, discount stores, and fast food restaurants.
Front-end labor costs may be reduced significantly.   The Self-Check
System lessens the need of having too many checkers available. Because customer traffic is difficult to predict retailers wanting to appease the customer by having sufficient clerks available. The Self-Check System improves a store's capability of handling the customer traffic during peak hours. During peak times, it is anticipated, customers will have to wait less time to check out and pay for their purchases. The system verifies each bar code scanned with the data in the main computer thereby reducing the likelihood of incorrect prices.

  The Self-Check System uses proprietary software developed by the Company. Price verification can be done by a hand-held unit connected to the main computer. This hand-held unit also is used to take physical counts or inventory. The software allows for the inventory on the shelf to be added to the items of the product in storage. The system has a check-in station at the loading docks. Items delivered are checked and the prices verified against purchase orders. This reduces potential fraud or theft when items are received at the loading dock.

  Price verification can be done using the hand held unit while the products are on the shelf. Under conventional systems. the product must be taken to a checkout terminal to verify the price. This is time consuming and labor intensive. Price changes can be made in the main computer.

  Management believes that customers will be satisfied with the Self-Check system because more check out lanes will be open during operating hours. Lines will be shorter and waiting reduced. More customers can be checked out through the point of sale terminals using the Self-Check System than through point of sale terminals using conventional technology and labor.

  For the system to operate efficiently at least 95% of the items must be bar coded. In the past few years virtually all packaged goods have bar codes. Other items purchased across the counter, such as bakery, meat and deli products usually have bar codes. Supermarkets using this System may have to install weight scales and labelers to place bar codes on produce or other items purchased.

  The Self-Check System may reduce theft. Because of the weight and price verification one clerk cannot check out another clerk's or friend's purchases at wrong prices. This is called "sweet hearting".
The System centralizes cashiers and reduces their number.   Items are
tracked through the System from the loading docks to the point of sale terminals.

   If the weight of the item scanned does not match the weight of the item placed in the receiving basket, the System signals an error code. The attendant then corrects the error or helps the customer properly scan the item being purchased.


to and operates with a pentium based personal computer. AFIM has unique software, lens, and lighting. Management believes that the AFIM is unique and is superior to other fingerprint based identification systems.

  To use the AFIM the person whose identity will be later verified first has the fingerprint read by the AFIM by placing the finger on the lens. AFIM digitizes the fingerprint and stores it on the magnetic strip. Later when the person's identity is verified the persons has his actual fingerprint read by the AFIM, then the magnetic strip where the fingerprint is stored is swiped. The AFIM then compares the actual fingerprint which the fingerprint on the magnetic strip. A match verifies the person's identity.

  Different commercial applications of the AFIM are under development. One application is a time clock. The digitized fingerprint stored on the magnetic strip of a credit card must match the the person's fingerprint logging on or off. Because the AFIM system validates the identity of the person using the time clock, fellow workers can not make entries for co-worker on the time clock by punching other employees in or out. AFIM with


  As another application the Company intends to develop a door security system. To gain entry a person would place his finger on a reader and then have the machine read his card where his fingerprint is encoded. The person's fingerprint would have to match with the fingerprint digitized and encoded on the card.


Competition.
  The Company's identity  verification machine competes with a broad
spectrum of products offered to verify identity.   Some competitors have
fingerprint based systems. Other competitors use voice prints where the speech pattern of a person is recorded and put into a data base which is then used to verify the identity. Facial photographs, iris readings, hand prints, and voice prints are used to verify identity. Any or all of these competitors may significantly affect the Company's attempt to commercialize AFIM.

  The Company believes that the AFIM is quicker, reliable, and more cost-effective than other identification systems. There is minimal cost to operate the AFIM after the initial purchase of the machine. AFIM can be used with a pentium PC already available. A customer may have to purchase a pentium personal computer to operate the AFIM. Depending on the application each verification point or station will need an AFIM.

Digital Wave Technology
  In addition, the Company intends to acquire the technology referred to as digital wave modulation ("DWM") from its President. In 1994 the directors of the Company approved a resolution providing for the acquisition of the digital wave technology for 12,000,000 shares of the common stock. Mr. Johnson has informally agreed to accept 6,000,000 shares of common stock and 1,000,000 shares of preferred stock with voting rights of ten votes per share for the transfer of the DWM technology and other technology.
  DWM represents a new way of transmitting data. Basically different wave patterns are generated on the magnetic spectrum which increase flows of transmission of information and data. In theory more data will be able to be transmitted in a shorter time period. DWM is under development and various applications are only theoretical.

  The first application of the DWM technology is a high speed modem. A modem allows for the transmission of electronic data from one computer to another using telephone lines or other means of transmission. The Company hopes to achieve 300,000 to 600,000 baud through POTS (Plain Old Telephone System) and with the same type of receiving modem. Presently existing modems transmit at the fastest rate of approximately 28,000 to 33,000 baud. The actual speed may vary depending on the equipment being used. Management believes that over coaxial cable its modem can transmit data at the rate of 6,000,000 baud. This level of transmission
is only theoretical and has not been proven and tested.   Problems may
be encountered which may not be solved.

  If the research and development of the modem proves to be successful, the Company will consider various alternatives. It may seek a joint venture partner or it may license the modem technology to another company and receive royalty payments. No plan has been developed regarding the manufacturing, marketing, or distributing of the modem, when and if completed. Because of the high tech nature of the product no assurance can be given that the development of the modem will be successful or that the Company will be able to effectively penetrate and capture a share of the modem market.

  The Company's business if its technological development is successful will require the Company to enter new fields of endeavor and even new industries. If the products are successfully developed so that commercialization is achieved the Company will enter new industries and new geographic markets. The Company has not adopted a definitive plan establishing the order of product development or the priority it will follow in attempting to enter additional geographic locations. Entry into new markets will have risks and require significant capital resources which, if available, may not be available to the Company on acceptable terms. Success will be dependent on the judgment and skill of management and the success of the development of any new products.

  The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of managerial employees, particularly Neldon Johnson, President of the Company. The loss of Mr. Johnson would have a material adverse effect on the Company. Presently the Company has no employment contract with Mr. Johnson.

  The Company's products have inherent risks. The Company has no insurance to cover these risks. In particular the Company has no current plans to purchase product liability insurance. Thus, for these risks the Company alone must bear risks. It is anticipated that the Company will not be insured against all risks or potential losses which may arise from the Company's activities because insurance for such risk is unavailable or because insurance premiums, in the judgment of management, would be too high in relation to the risk. If the Company experiences an uninsured loss or suffers liabilities, the Company's operating funds would be reduced and may even be depleted causing financial difficulties for the Company.

Patents and Technology
  The Company has one patent and in the transaction with its President will acquire rights to one additional patent as well as the acquisition of other technological rights. One patent granted in November 1988 deals with the self-service check out system. The patent pertains to an apparatus attached to a computer which has in its data base the weights and prices of all items sold. As the items are scanned checked the computer keeps a tally of the total weight. This total is compared to the weight as recorded from the scale under the receiving cart. The total weight of items scanned and placed in the cart as determined by the scale is compared to the computerized cumulative weight of the items by the computer. An error message is signalled if there is a discrepancy.

  Mr. Johnson has in process four patents pending which he has agreed to transfer and assign to the Company in the transaction previously described, when and if the patents are granted. One patent pending is for the AFIM and the others pertain to the digital wave modulation technology. The Company has not sought or received an opinion from a qualified patent attorney regarding the strength of the patent or the patents pending and the ability of the Company to withstand any challenge to the patent or any future efforts by the Company to enforce the patent against others. Competitors may violate the Company's patent rights. If the Company had to defend its patent or patents, it may lack the funds to sustain and support the patent litigation which may be costly and time consuming.

  The Company believes that it has developed trade secrets and it has made efforts to safeguard and to secure the trade secrets. But there can be no assurance that these safeguards will enable the Company to prevent competitors from gaining knowledge of these trade secrets and using them to their advantage and to the detriment of the Company.

  The Company relies heavily on its proprietary technology in the development of its products. There can be no assurance that others may not develop technology which competes with the Company's products and technology. The Company intends to take certain steps to protect its unpatented know-how. No assurance can be given that parties not associated with the Company will not gain access to such information. In addition, the Company has no trade marks for its products.

  Registrant's principal executive offices are located at 512 South 860 East, American Fork, Utah 84003 and its telephone number is (801)
763-9965.

General.
 The Company was founded in 1986 by Neldon Johnson to engage in the automated self-service check out system business. Since its formation the Company has under development other technology.


Products and Technology.
  The Company is launching the marketing of the AFIM. As the marketing commences other uses for AFIM have been discussed. The Company is considering the development of a larger AFIM which would digitally record all fingerprints without the need for ink and pads on stock cards. Also, other possible use would be entry security for hotel rooms. A smaller version of the AFIM would possibly be incorporated into existing door security products. This system would require the person attempting to gain access to have his fingerprint shown and this print would be stored to provide a record for purposes of knowing who entered the room and at what time. Generally AFIM must operate with a pentium personal computer.

Warranty.
  The Company's products will be warranted according to what is competitive in the industry and where the products are marketed. Typically for electronic based products warranties are limited. The Company's warranty period will be ninety days for parts and labor.

Market.
  The Company believes that its products, AFIM, the Self-Check System, and the high speed modem, will be accepted in the market place. AFIM provides a sophisticated system of identity verification which is not time consuming and operates simply. Management also believes that for the degree of security provided, AFIM's cost is reasonable and
competitive.   The Self-Check
System has been marketed only a limited basis.

  Because the high speed modem is still in development, the Company has not determined the marketing approach it will use. The Company may seek joint venture partners, may license the product to others, or may seek to establish quality distribution channels. Management believes that the Company's products will not be well received at first, but that with the passage of time, the products may become more acceptable.

Competition.
  Because the Company has products that are distinct, each product will face different competitive forces. AFIM competes with all forms and systems of identity verification. Also, the Company is aware of other manufacturers which offer fingerprint based identification systems. Further, other applications for fingerprint based identification compete with other forms of identity verification. End users have different demands which include cost, sophistication, degree of security, operational requirements, time for individual verification and convenience. No firm dominates the identity verification market.

  In the modem market, once development is completed and the technology transfer is completed, the Company faces competition from large well established firms. These firms offer products with immediate name recognition. The Company believes because of the speed at which its modem will operate it will have a competitive advantage. Nevertheless the Company has not done any marketing studies or market research to determine the acceptance of the modem in the market place or the best marketing method to follow.

   No market share data is available for the Company and its competitors other than the Company has virtually no market share at this time because it is commencing its marketing efforts for the AFIM. No assurances can be given that the Company's marketing efforts will be successful or that the marketing approach is the best one under all the circumstances. If the Company successfully markets the AFIM, other competitors may develop similar products which would compete with the AFIM.

  In the point of sale terminal market the Company faces competition from major companies with established systems. Further, the concept of the customers themselves checking out and paying for their purchases is a relatively novel concept. Overcoming the reluctance to change will be difficult. In addition the System may not be compatible with all types of retail establishments. The Self Check System presents a different method of operating the front end of a retail establishment. The Company has done only a limited amount of marketing.

Manufacturing.
  For production of the initial AFIM units the Company has done the manufacturing. As of June 1, 1996, the Company manufactured approximately 250 AFIMs. If the demand were to increase, the Company may be unable to meet the demand and may have to use contract manufacturers. The AFIM uses off the shelf components with proprietary components developed by the Company. The Company's proprietary software controls the operation of the AFIM. The Company has no agreements with any contract manufacturers.

  Management believes that its sources for parts and supplies are sufficient as most parts and components are readily available and can be acquired from alternative sources. The Company has not determined the number of units of the AFIM it will seek to maintain in inventory. Presently the Company has limited inventory and backlog.

  The Self-Check System uses products manufactured by other companies. The Company makes the individual components compatible with one another and then assembles them into a system. The proprietary software ties the components together. Scanner, video display terminals, and computers will be available from several sources. The software and computer "bus" are proprietary components of the Company. The bus was specifically developed to interact with the various peripherals, the main computers and the check out terminals. The bus will be manufactured by the Company from off the shelf components and parts which the Company believes are readily available from a variety of sources. Only one prototype system has been manufactured and it has been in storage for two years.

Research and Development.
  The Company operates in industries subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of the marketplace. In the past, the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 1995 and 1994, research and development expenses were $39,429 and $2,068 respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with its customers and prospective customers to determine design enhancements and modifications to meet demand.

  The Company has one patent and will receive the rights to other technology from Mr. Johnson. In addition, the Company believes that its proprietary technology and know-how will provide competitive advantage.


Item 2. Description of the Property and Facilities

  The Company leases offices, warehouse and manufacturing space comprised of approximately 10,000 square feet in American Fork, Utah. The lease is on a month-to-month basis and the monthly lease is $1,000.


Item 3. Legal Proceedings

  The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on it or its business.


Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matter

  Presently Registrant's common stock is traded on the NASD Electronic Bulletin Board under the symbol "IAUS". The table below sets forth the closing high and low bid and ask prices at which the Company's shares of common stock were quoted for the quarter identified. The prices shown in U.S. Dollars do not reflect actual trades that may have occurred in the quarter ended as identified.
                           High                    Low
1996
March 31                   43.00                   16.00

1995
December 31                20.00                    4.00

September 30                5.00                    2.00

June 30                     5.00                    1.50

March 31                    2.50                     .50

1994
December 31                 .75                       .25

  The Company's shares are volatile and subject to broad movements. The Company has no knowledge regarding the price movements. Based on the foregoing, the Company's shares are subject to price fluctuations. On May 1, 1996, the Company had approximately 980 shareholders of record.

     As of June 1, 1996, Registrant had 9,186,100 shares of common stock issued and outstanding. Of these shares 1,601,500 shares were free trading shares. There were approximately 2,200,000 shares which are held by non-affiliates and at different times will become available for resale pursuant to the provisions of Rule 144 promulgated under the Act. Shareholders holding 1,000 restricted shares or more number at least
285. Shareholders owing 10,000 or more restricted shares number at least forty. Many of these shares have been held or will soon be held for sufficient time to satisfy the required two year holding period under Rule 144. Approximately 700,000 shares currently or on or before September 10, 1996, will be held for sufficient time to satisfy the three year holding period under Rule 144(k) which allows for removal of the restricted legend and relief from other provisions of the Rule. The Company has no knowledge regarding any sales or planned sales by any shareholders or any shareholders acting in concert to sell their shares. From time to time the Company receives from shareholders general inquiries about resales under the Rule. Nevertheless, sales pursuant to the provisions of Rule 144 could adversely affect the market price of the shares. Auction markets typically are in part based on supply and demand. If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions of Rule 144, the market price of the stock will be adversely affected.

DIVIDENDS
  Registrant has not declared or paid any dividends to holders of its common stock. In the future it is unlikely that the Company will pay any dividends.


Item 6.

Management's Discussion and and Analysis of Results of Operations and Financial Condition.

General.
  Historically, the Company's activities have been dominated by its research and development. As a result there have not been revenues and costs associated with operations. Recently the Company has commenced marketing efforts for the AFIM, but these activities are not reflected in the financial statements as of June 30, 1995. The Company has no experience regarding profit margins or the costs associated with operating a business. Management anticipates that the break-even point will be approximately between forty to sixty units per month subject to changes in working capital needs and this may vary because of other activities the Company undertakes or pursues which will incur additional research and development expenses. As of June 30, 1995 total assets exceeded total liabilities.

Results of Operations.

Fiscal year ended June 30, 1995
   Operations for the year ended June 30, 1995, involved primarily research and development and other activities. Research and development expenses were $39,429 increasing by $37,361 (or 18 times). The increase was attributable to additional development regarding AFIM. General and administrative expenses increased from $17,612 to $165,078 during fiscal 1995. This increase was a result of additional development:

  (i) the addition of consulting agreement in the amount of $100,000, to assist the Company in identifying opportunities and formulating plans pertaining to manufacturing, technological support and capital formation, and

  (ii) an increase in employee costs.

For 1995 total income was $6,000, total expenses were $207,222 resulting in a net loss of $(201,222). The loss increased from $15,528 to $201,222 because of the increased research and development expense and general and administrative expenses.

Fiscal year ended June 30, 1994

  Operations for the year ended June 30, 1994, were minimal. The Company had total income of $6,000 and total expenses of $21,528 resulting in a loss of $(15,528). Most of the loss was caused by general and administrative expenses in the amount of $17,612. In 1993 the Company had total expenses of $11,733 and a loss of $(11,733).

Liquidity and Capital Resources

  The Company's working capital is provided from loans from its president and equity placements. In January 1996 the Company completed a private placement of its securities involving the sales of 176,500 shares of common stock at a purchase price of $4.00 per share. The Company realized gross proceeds of approximately $706,000 and net proceeds of approximately $670,000. In addition, the Company's president historically has loaned money to the Company to fund its operations. As of June 30, 1995, the Company owed Mr. Johnson approximately $ 134,029. Mr. Johnson has not required the Company to execute any promissory notes or other loan documents and the loan is carried on the financial records of the Company. The loans do not bear interest. Mr. Johnson and the Company have no formal agreement as to future loans. The Company has not established a line or credit with any financial institution. The Company believes that until it has operations and revenues consistently, it will be unable to establish a conventional line of credit.

  The liquidity provided by these sources has been adequate to support the Company's activities. More liquidity may be required to support ongoing product development, finance marketing programs, and establish distribution networks.

  The Company believes that governmental entities at all levels will have a need for identity verification. Law enforcement agencies are potential users of the fingerprint system. Agencies providing benefits have a need to verify the identity of persons receiving benefits. Other agencies have access needs and security protocols. The Company believes that its products will have application in the private sector as well. There is only a limited amount of experience on which the Company can base any future projections.


Item 7. Financial Statements

  The financial statements are filed as part of this Annual Report on Form
10-KSB.

Item 8. Changes and Disagreements with Accountants.

     None. The Company has not had any disagreements regarding the presentation of its financial statements or the application of any Generally Accepted Accounting Principles. Hansen Barnett was engaged to perform an examination of the financial statements.


PART III.

Item 9. Directors and Officers

  The executive officers and directors of the Company are as follows:

 Name                Age       Position with the Company

Neldon Johnson        50       Chairman of the Board of Directors
                               and President

Ina Johnson           48       Treasurer and Director

Donnel Johnson        31       Director and Vice-President

Christopher Taylor    27       Director

Stacy Curtis Snow     30       Director

Douglas H. Lloyd      45       Vice-President

Randale Johnson       27       Vice-President

  All Directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

  Directors will be reimbursed by the Company for any expenses incurred in attending Directors' meetings. The Company also intends to obtain
Officers
and Directors liability insurance, although no assurance can be given that it will be able to do so.

Background of Executive Officers and Directors

  Neldon Johnson is the co-founder of the Company and the primary inventor of the Self-Check system, AFIM, and the digital wave technology. Mr. Johnson directs the Company's research and development program. Mr. Johnson studied physics and mathematics at Brigham Young University in Provo, Utah, and graduated from Utah Technical College's Electronics Technology Program in 1964. He has taken training course and has taught courses in electronics programming, microwave and wave
switch programs.   From 1965 to
1968 he worked for American Telephone and Telegraph, Inc., as an engineer.

  From 1983 to the present, Mr. Johnson has been developing the Self-Check System. Also, from 1975 to 1990 he worked at a Ream's grocery store and had management responsibilities for operations.
  Ina Johnson is the wife of Neldon Johnson. She has been a bookkeeper for the past 25 years. She has been the secretary and treasurer of the Company since 1988. Recently she resigned as secretary of the Company, but remains the treasurer.

  Donnel Johnson is the son of Neldon Johnson and Ina Johnson. He has been a director of the Company since May 1996. He received a Bachelor's Degree in Electrical Engineering from Brigham Young University in 1992.
 Christopher Taylor received an Associates of Science Degree from Utah Valley State College in 1992. From 1986 to 1988 he was in in the U. S. Army and reached the rank of sergeant. Since 1992 Mr. Taylor has worked on projects relating to Registrant's products and technology. Presently Mr. Taylor supervises production and product inventory control and debugs software.

  Stacy Curtis Snow graduated from Brigham Young University in 1991 receiving a Bachelor's Degree in design engineering. Since 1991 Mr. Snow has worked on several projects relating to the Self-Check System and AFIM.
  Douglas H. Lloyd became a Vice-President of the Company in June 1996. Prior to his joining the Company he was a consultant to Pinnacle. During 1995 he was president of Fonix and from 1993 to 1995 he was president of Sensar. From 1983 to 1993 he executive director of WorkPerfect Corporation.

 Randale P. Johnson, age 27, is the son of Neldon Johnson and Ina Johnson. He has been an officer since June 1996. His responsibilities include marketing. Mr. Johnson who will hold an associate degree in Computer Science and has four years of experience in the computer industry. He joined the Company in 1996.

 None of the officers or directors of the Company has, during the past five years, been involved in any events such as petitions in bankruptcy, receivership or insolvency, criminal proceedings or proceedings relating to securities violations.

Significant Employees and Managers

  Monte Hamilton, age 56, is an employee having responsibilities for marketing. Mr. Hamilton received a Master of Business Administration and a B.S. degree in Banking and Finance from the University of Utah in 1966 and 1964 respectively. He joined the Company in 1996. From 1987 to 1995 Mr. Hamilton was an account executive with Wilson-Davis & Company, Inc., a securities broker-dealer.

  Ralph Thomson, age 58, is an employee of the Company. Dr. Thomson joined the Company in May 1996. From 1998 to the present Dr. Thomson has been the president of International Business Catalyst a firm consulting on mergers and acquisitions. For the past twenty years Dr. Thomas has been involved at state/local and national levels with technology, technology transfers, international trade and finance. Dr. Thomas received in 1968 a PhD. Degree in International Politics and Economics from Fletcher School of Law and Diplomacy (a consortium of Harvard, M.I.T. and Tufts Universities) in 1964 in received a Masters Degree in International Law and Diplomacy from Fletcher and in 1963 received a Masters Degree in International Affairs from Fletcher. In 1962 he received a Bachelor of Arts Degree in Political Science and Economics from the University of Utah.


Item 10. Executive Compensation

     Currently the Company has no written employment agreement with any
of its officers, directors or employees.    Mr. Neldon Johnson has not
received any compensation for services performed.   Other employees are
presently receiving salaries and will be entitled to bonus and other forms of compensation which will accrue or be paid during fiscal 1996. The Board of Directors intends to establish a compensation committee to review compensation matters and any new employment contracts.
     The following table sets forth the cash compensation paid by the Company to its executive officers for the four fiscal years ended on June 30, 1995.

                          SUMMARY COMPENSATION TABLE
                                                Long Term Compensation
                         Annual Compensation     Awards       Payouts
     (a)           (b)  (c)      (d)   (e)     (f)    (g)     (h)
(i)

     Name and                          Other   Restricted     All
     Principal                         Annual  Stock          LTIP
Other
     Position      Year Salary   Bonus Compen. Awards Options Payouts
Comp

     Neldon Johnson1995 $ 0      $ 0   $ 0       0       0       0
 0
     CEO and       1994 $ 0      $ 0   $ 0       0       0       0
 0
     President     1993 $ 0      $ 0   $ 0       0       0       0
 0
                   1992 $ 0       $0   $ 0       0       0       0
 0



  The Company has no employment agreements with any of its employees. Each employee has signed a non-disclosure agreement with the Company.

  The Company has no stock option plan for all employees.  Mr.
Lloyd will receive stock based on his salary and bonus earned during the year.

Item. 11. Security Ownership of certain Beneficial Owners and
Management

    The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 1, 1996, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and
(iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.



Name and Address of          Number of              Percent
Beneficial Owner             Shares Owned


Neldon Johnson
512 South 860 East
American Fork, Utah          4,558,433                 50



Donnel Johnson
512 South 860 East
American Fork, Utah            547,400                 6

Christopher Taylor
512 South 860 East
American Fork, Utah                700

Stacy Curtis Snow
512 South 860 East
American Fork, Utah               6,000

Directors and
Officers as a Group
(5 persons)                  5,107,133                56


(1) Based on 9,186,100 shares issued and outstanding, but does not include the additional shares of 6,000,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock to be issued to Mr. Johnson in the technology transfer.


Item 12. Certain Relationships and Related Transactions

    The Company has borrowed money from Mr. Johnson as funds were needed. As of June 30, 1995 the Company owed Mr. Johnson
$134,029. There is no promissory note executed by the Company in favor of Mr. Johnson nor is the obligation secured. The obligation does not bear interest. Previously Mr. Johnson advanced funds to the Company as needed.

    In addition, upon the technology transfer Mr. Johnson will receive 6,000,000 shares of common stock and 1,000,000 shares of preferred stock. After the transfer total issued and outstanding shares will be 15,186,100 shares of common stock and 1,000,000 shares of Series A preferred stock.



PART IV  Exhibits and Reports on From 8-K

a. Exhibits

INDEX TO EXHIBITS

3.(i)    *Restated Articles of Incorporation

3.(ii)   *By-laws.

3.(iii)  Articles of Amendment to Articles of Incorporation


10.(i)   Consulting Agreement with Wilson-Davis

10.(ii)  Assignment of Patent.

27.     Financial Data Summary

*This document was previously filed with the Commission and is incorporated in this report by reference.

b. Reports on Form 8-K.

    In  June 1996, Registrant filed one report on Form 8-K.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NELDON JOHNSON
                             Title:  President, and
                             Chief Executive Officer
                             (Principal Executive Officer)

                              Date:




                             INA JOHNSON
                             Title:  Chief Financial Officer
                             (Principal Financial Officer)

                             Date:


              DIRECTORS



                             NELDON JOHNSON
                             Title:  Director

                             Date:




                             INA JOHNSON
                             Title:  Director

                             Date:




                             DONNELL R. JOHNSON
                             Title:  Director

                             Date:





                             CHRISTOPHER J. TAYLOR
                             Title: Director

                             Date:




                             S. CURTIS SNOW
                             Title:  Director

                             Date: