Form 10QSB
period 1995-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-06-24
CIK 820380

FORM 10QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 1995

Commission File Number  33-16531-D

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
      (Exact name of registrant as specified in its charter)

        UTAH                              87-0447580
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification
No.)

                       512 South 860 East
                    American Fork, Utah 84003
             (Address of principal executive offices)

Registrant's telephone number including area code
(801)763-9965


Former Address, if changed since last report
Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes            No x


As of September 30, 1995, registrant had 9,006,600 shares of common stock, no par value per share, issued and outstanding.

PART I
ITEM I - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by International Automated Systems, Inc. (the
"Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations from June 30, 1995, through September 30, 1995, and changes in its financial position from inception through September 30, 1995, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources.  As of September 30,
1995, Registrant had cash of $8,793. Cash declined because of increase in plant and equipment and inventory acquisitions.
Registrant's has total liabilities of $111,230 and shareholders' equity of $91,806. During the quarter the obligation to a related party in the amount of $134,029 as shown on the balance sheet dated June 30, 1995, was paid.
As of June 30, 1995, Registrant had cash and total current assets of $10,049 and had current liabilities of $153,964 and shareholders' equity of $(81,512). During the quarter
Registrant was hired by its president to perform research and development. As of September 30, 1995, the ratio of current assets to current liabilities is approximately one.


     Results of Operation. For the quarter ended September 30, 1995, Registrant had revenues of $120,539 compared to total revenues of $1,500 for the same period a year earlier. For the quarter ended September 30, 1995, Registrant had expenses of $48,829 compared to expenses of $30,392 for the same period a year earlier. The increase in income reflects funds received for consulting services. For the quarter ended September 30, 1995, Registrant had net income of $77,710 compared to a net loss of $(28,892) for the same period a year earlier. The increase in income is attributable primarily to the performance of consulting services. Net income per share was $0.00863 compare to a loss of $(00324) for the same period in 1994.

Part II.
Item 1. Legal Proceedings.
     None.

Item 2. Changes in Securities.
     None.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the
Company's Shareholders.
     None.

Item 5. Other Information.
     None.

Item 6. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     A. Exhibits.
          Ex. 27 Financial Data Summary.

     B. Reports on Form 8-K.
        None

Signatures
                             NELDON JOHNSON
                             Title:  President, and
                             Chief Executive Officer
                             (Principal Executive Officer)

                              Date:






                             INA JOHNSON
                             Title:  Chief Financial Officer
                             (Principal Financial Officer)

                             Date:
  Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date

International Automated Systems, Inc.


By