Form 10QSB
period 1995-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-06-24
CIK 820380

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended  December 31, 1995

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

                    Not Applicable
          Former Address,if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes            No x


As of December 31, 1995, registrant had 9,006,600 shares of common stock, no par value per share, issued and outstanding.

PART I
ITEM I - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by International Automated Systems, Inc. (the "Company" or the "Registrant"),without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1995, and the results of its operations from June 30, 1995, through December 31, 1995, and from October 1, 1995, through December 31, 1995, and changes in its financial position from inception through December 31, 1995, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources.  As of December 31,
1995, Registrant had cash of $16,981 compared to cash of $10,049 as of June 30, 1995. Cash increased because of increases in operations. Total current assets were $72,104 and total assets were $158,583 compared to $10,049 and $86,465 as of June 30, 1995. As of December 31, 1995
Registrant had total liabilities of $119,129 and shareholders' equity of $39,454 compared to total current liabilities of $167,977 and total shareholders' deficit as of June 30, 1995. Inventory increased from zero to $55,123 as the Company commenced to manufacture its Automatic Fingerprint Identification Machine. Registrant performed consulting services. As of December 31, 1995, the ratio of current assets to current liabilities was approximately one to two. As of June 30, 1995, the Company was technically insolvent because liabilities exceeded assets.


     Results of Operation. For the quarter ended December 31, 1995, Registrant had revenuesof $91,214 compared to total revenues of $1,500 for the same period a year earlier. For the quarter ended December 31, 1995, Registrant had expenses of $143,566 compared to expenses of $50,771 for the same period a year earlier. The increase in income reflects funds received for consulting services. For the quarter ended December 31, 1995, Registrant had net loss of $(52,352) compared to a net loss of $(49,271) for the same period a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses.

For the six month period ended December 31, 1995, the Company had total revenues of $91,214 compared to $1,500 for the same period a year earlier.
The Company received $67,059 for consulting services and had sales of $24,155. For the six month period ended December 31, 1995, total expenses were $143,566 compared to $50,771 for the period a year earlier. General and administrative expenses for the period increased from $22,072 to $143,239. These expenses increased because the operations and activities of the Company expanded in connection with the manufacturing of the Company's product. Net loss for the period was $(52,352) compare to net loss a year earlier of $(49,271). The net loss per share for the period was $(.00581) compared to $(.00553) a year earlier.

Part II.
Item 1. Legal Proceedings.
     None.

Item 2. Changes in Securities.
     None.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
     None.

Item 5. Other Information.
     None.

Item 6. Exhibits, Financial Statements, Schedules and
Reports on Form 8-K.

     A. Exhibits.
          Financial Data Summary.

     B. Reports on Form 8-K.
        None.
Signatures

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date

International Automated Systems, Inc.


By