Form 10QSB
period 1996-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-06-24
CIK 820380

FORM 10QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended  March 31, 1996

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


As of March 31, 1996, registrant had 9,186,100 shares of common stock, no par value per share, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31,1996, and the results of its operations from June 30, 1995, through March 31, 1996, and from January 1,1996, through March 31, 1996, and changes in its financial position from inception through March 31, 1996, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources. As of March 31, 1996, Registrant had cash of $241,559. Cash increased because of the sale of equity securities in the amount of $706,000 with yielding net proceeds after offering expenses of approximately $680,000. Inventory increased to $183,883. Total current assets were $447,129 and total assets were
 $534,290. Registrant had total liabilities of $36,764 and shareholders' equity of $497,526. As of June 30, 1995, Registrant had cash and total current assets of $10,049 and had current liabilities of $153,964 and shareholders' equity of $(81,512). Funds from the sale of common stock were used to pay and reduce liabilities. As of March 31, 1996, the ratio of current assets to current liabilities was approximately fourteen to one. As of June 30, 1995, the Company was technically insolvent because liabilities exceeded assets.


     Results of Operation. For the quarter ended March 31, 1996, Registrant had revenues of $47,983 compared to total revenues of $1,500 for the same period a year earlier. For the quarter ended March 31, 1996, Registrant had expenses of
 $278,715 compared to expenses of $51,006 for the same period a year earlier. The increase in income reflects funds received from sales of $44,700. For the quarter ended March 31, 1996, Registrant had a net loss of $(231,032) compared to a net loss of $(49,506) for the same period a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses.
General and administrative expenses were $278,406 compared to $51,006 for the same period a year earlier.

For the nine period ended March 31, 1996, had total revenues $259,436 compared total revenues of $4,500 for the same period a year earlier. Expenses for nine months were $465,110 compared to $103,470 for the same period a year earlier. Net loss per share was $(0.02284) compared to $(0.01111) for the same period a year earlier. Sales were
 $85,220 compare to none and consulting services were $171,233. The increase in general and administrative expenses to $464,474 reflects the increase level of operations and start up costs associated with the manufacturing of the Automatic Fingerprint Identification Machine.

Part II.
Item 1. Legal Proceedings.
     None.

Item 2. Changes in Securities.
     During the quarter Registrant issued 176,500 shares of common stock, no par value per share. The shares were sold to a approximately nineteen investors at $4.00 per share and the Company realized total proceeds of $706,000 and net proceeds of approximately $680,000. In addition, the Company issued 3,000 shares for services.

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