Form 10QSB/A
period 1995-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-08-26
CIK 820380

FORM 10-QSB/A

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

                    Not Applicable
               Former Address, if changed since last
report


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
proceeding 12 months (or such shorter period that the
registrant was required to file such reports) and (2)
has been subject to such filing requirements for the
past 90 days.  Yes x          No


As of September 30, 1995, registrant had 9,006,600 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations from June 30, 1995, through September
30, 1995, and changes in its financial position from inception through September 30, 1995, have been made.
The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. The financial statements in this amendment have changed significantly from those financial statements included in the prior filing on Form 10-QSB for the period ended September 30, 1995.
The primary changes were caused by different treatment of consulting services which the Company performed for its major shareholder during the periods shown in the financial statements.

Registrant is a development stage company.
Historically its primary activities have been research and development for products based on high technology.
Such development has significant risks.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources.  As of September
30, 1995, Registrant had no cash compared to cash of $10,049 as of June 30, 1995. Cash declined because of increases in computer and electronic equipment and inventory. Registrant has total assets of $122,890 and total liabilities of $277,381 and a negative shareholders' equity of $(154,491) as of September 30, 1995, compared to total assets of $86,465, total liabilities of $167,707 and a negative shareholders' deficit of $81,512 as of June 30, 1995. During the quarter the note payable to a related party increased by $110,968 from $134,029 to $244,997 as of September
30, 1995. As of June 30, 1995, Registrant had cash and total current assets of $10,049 and had current liabilities of $153,964 and shareholders' equity of $(81,512). As of September 30, 1995, the ratio of current assets to current liabilities was approximately
 .06 to 1.0. The Company is technically insolvent because liabilities exceed assets.


     Results of Operation.  For the quarter ended
September 30, 1995, Registrant had revenues of $7,865 compared to total revenues of $1,500 for the same period a year earlier. For the quarter ended September
30, 1995, Registrant had total expenses of $78,046 compared to expenses of $10,400 for the same period a year earlier. The increase in income reflects funds received from sales and an equipment lease. All the increase is attributable to sales of $6,365. Cost of sales was $2,454 yielding gross profit of $5,411. For the quarter ended September 30, 1995, Registrant had a net of loss of $(72,979) compared to a net loss of $(8,900) for the same period a year earlier. The increase in the net loss is attributable primarily to an increase of $52,790 in research and development expenses. Net loss per share was $(0.01) compared to a loss of $(0.0) for the same period in 1994.

Part II.
Item 1. Legal Proceedings.
     On July 2, 1996, the Company and its president were named as defendants in a proposed class action lawsuit filed on behalf of certain shareholders seeking damages for violations of the federal securities laws. The
Complaint was claims to be brought on behalf of all persons and entities who purchased shares of common stock of the Company during the period of May 13, 1996, to June 27, 1996. The suit seeks damages based on the decrease in the Company's stock price in the trading market because the Company made allegedly material misrepresentations concerning new technology being developed. On August 8, 1996, an amended complaint was filed which increased the number of plaintiffs, added and modified certain allegations, and changed the proposed period from April 3, 1996, to June 27, 1996.
This lawsuit is in its preliminary stages. The final outcome of the litigation cannot be determined. The
Company intends to defend vigorously the litigation.
No provision for any liability that may result from any adverse adjudication has been made in the accompanying financial statements and any effect on future financial statements is unknown. The lawsuit is now captioned
Edouard Serfaty, David D. Baker, Michael Berry,
Margaret Moskes, Craig Swapp, Linda M. Baker, Robert H.
Baker, Kourosh Khalili and Ariel Tzadik, v.
International Automated Systems, Inc., and Neldon P.
Johnson, Civil No. 2:96 CV 0583 C, filed in the United
States District Court for the District of Utah, Central
Division.

Item 2. Changes in Securities.
     None.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
     None.

Item 5. Other Information.
     None.

Item 6. Exhibits, Financial Statements, Schedules and
Reports on Form 8-K.

     A. Exhibits.
          Ex. 27 Financial Data Summary.
                    INTERNATIONAL AUTOMATED SYSTEMS,
INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEETS
                           (Unaudited)


December 31,                 June 30,

  1995                     1995

                              ASSETS
Current Assets
     Cash                                     $
 6,933     $             10,049
     Inventory
55,889                     -
     Prepaid expenses
 7,259                     -
          Total Current Assets
70,081                   10,049

Property and Equipment
     Computer and electronic equipment
84,091                   51,302
     Furniture and fixtures
 3,591                    3,591
     Automobiles
21,657                   21,657
          Total Property and Equipment
109,339                   76,550

     Less: Accumulated depreciation
(26,675)                 (18,373)
          Net Property and Equipment
82,664                  58,177

Other Assets
     Rights to technology
54,444                   31,416
     Accumulated amortization
(14,461)                 (13,177)
          Other Assets, Net
39,983                   18,239

Total Assets                                         $
  192,728  $             86,465

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                         $
 8,000     $              8,482
     Deferred revenue
 5,000                    8,000
     Current portion - long term debt
 3,453                    3,453
     Note payable - related party
418,616                  134,029
          Total Current Liabilities
435,069                  153,964

Long Term Debt
12,321                   14,013

Stockholders' Deficit
     Preferred stock, Class A, no par value, 5,000,000
       shares authorized, no shares issued or
outstanding                 -                   -
     Common stock, no par value, 45,000,000 shares
        authorized, 9,013,456 shares issued and
outstanding
        at December 31, 1995 and June 30, 1995,
respectively           372,599             372,599
     Less: Treasury stock
(3,325)                  (3,325)
     Deficit accumulated during the development stage
        (623,936)           (450,786)
          Total Stockholders' Deficit
(254,662)                 (81,512)

Total Liabilities and Stockholders' Deficit   $
192,728     $             86,465


See the accompanying notes to the condensed financial statements.
                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)



For the Period


From Inception


    (September


      26, 1986)
                                             Three
Months Ended
Six Months Ended                       Through
                                             December
31,
December 31,                     December 31,
                                        1995
1994             1995                1994
          1995
Revenue
  Sales                    $          13,155 $
- -    $         19,520     $          -        $
        19,520
  Equipment lease income               1,500
1,500           3,000                3,000
         15,000
     Total Revenue                    14,655
1,500           22,520               3,000
         34,520

Cost of Sales                         10,980
- -              13,433                -
        13,433

Gross Profit                           3,675
1,500            9,087               3,000
         21,087

Expenses
  General and administrative            25,924
 8,111                   43,012
10,991                  278,469
  Research and development            75,105
12,739          137,270              19,798
         335,713
  Amortization                           734
 462            1,284                 924
        16,341
     Total Expenses                  101,763
21,312          181,566              31,713
         630,523

Other Income/(Expense)
  Interest income                       -
- -                -                   -
         1,912
  Interest expense                      (327)
  (129)                    (671)
(129)                 (16,412)
     Net Other Income/(Expense)           (327)
  (129)                    (671)
(129)                 (14,500)

Net Loss                   $         (98,415)      $
(19,941)    $           (173,150)         $
(28,842)    $           (623,936)

Net Loss Per Common Share  $           (0.01)      $
 (0.00)    $              (0.02)         $
(0.00)    $              (0.09)

Weighted Average Shares Outstanding         9,006,600
      8,906,600            9,006,600
8,906,600                7,146,588















See the accompanying notes to the condensed financial statements.
     B. Reports on Form 8-K.
        None

Signatures

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:______________________________

International Automated Systems, Inc.



By__________________________________
President and Chief Executive Officer