Form 10KSB/A
period 1995-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-08-26
CIK 820380

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1995, and the results of its operations from June 30, 1995, through December 31,
1995, and from October 1, 1995, through December 31,
1995, and changes in its financial position from inception through December 31, 1995, have been made.
The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. The financial statements in this amendment have changed from those financial statement included in the prior filing on Form 10-QSB for the same period. The primary changes were caused by different treatment of consulting services which the Company performed for its major shareholder during the periods shown in the financial statements.

     Registrant is a development stage company.
Historically its primary activities have been research and development for products based on high technology.
Such development has significant risks.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources.  As of December
31, 1995, Registrant had cash of $6,933 compared to cash of $10,049 as of June 30, 1995. Cash decreased because of increases in inventory and pre-paid expenses. Total current assets were $70,081 and total assets were $192,728 compared to $10,049 and $86,465 respectively as of June 30, 1995. As of December 31,
1995 Registrant had total liabilities of $447,390 and negative shareholders' equity of $(254,662) compared to total liabilities of $167,977 and total shareholders' deficit of $(81,512) as of June 30, 1995. Note payable to a related party increased from $134,029 to $418,616.
The increase in the note payable represents cash advances from a shareholder in the form of short-term borrowings which are non-interest bearing and are due upon demand. During the period inventory increased from zero to $55,889 as the Company commenced to manufacture its Automatic Fingerprint Identification
Machine. As of December 31, 1995, the ratio of current assets to current liabilities was approximately .16 to one. As of December 31, 1995, and June 30, 1995, the
Company was technically insolvent because liabilities exceeded assets.


     Results of Operation.  For the quarter ended
December 31, 1995, Registrant had total revenues of $14,655 compared to total revenues of $1,500 for the same period a year earlier and gross profit of $3,675 and $1,500 respectively. For the quarter ended
December 31, 1995, Registrant had expenses of $101,763 compared to expenses of $21,312 for the same period a year earlier. The increase in income was cause by the Company's first sales. For the quarter ended December
31, 1995, Registrant had net loss of $(98,415) compared to a net loss of $(19,941) for the same period a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses and research and development expenses. General and administrative expenses for the same period a year earlier were $8,111 compared to $25,924 for the quarter ended December 31, 1995, for an increase of $17,813.
Research and development expenses were $12,739 a year earlier compared to $75,105 for the quarter ended
December 31, 1995, an increase of $62,366.

For the six month period ended December 31, 1995, the Company had total revenues of $22,520 compared to $3,000 for the same period a year earlier. The Company had sales of $19,520 and equipment lease income of $3,000 and gross profit of $9,087 and $3,000 respectively. Total expenses were $181,566 compared to $31,713 for the same period a year earlier. General and administrative expenses for the period increased from $10,991 to $43,012. These expenses increased because of operational activities and start up costs the Company incurred in connection with the initial production of its Automatic Fingerprint Identification
Machine. Net loss for the six month period was $(173,150) compared to net loss a year earlier of $(28,842). The net loss per share for the period was $(.02) compared to $(0.00) a year earlier.

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



For the Period


From Inception


    (September


      26, 1986)
                                             Three
Months Ended
Six Months Ended                       Through
                                             December
31,
December 31,                     December 31,
                                        1995
1994             1995                1994
          1995
Revenue
  Sales                    $          13,155 $
- - -    $         19,520     $          -        $
        19,520
  Equipment lease income               1,500
1,500           3,000                3,000
         15,000
     Total Revenue                    14,655
1,500           22,520               3,000
         34,520

Cost of Sales                         10,980
- - -              13,433                -
        13,433

Gross Profit                           3,675
1,500            9,087               3,000
         21,087

Expenses
  General and administrative            25,924
 8,111                   43,012
10,991                  278,469
  Research and development            75,105
12,739          137,270              19,798
         335,713
  Amortization                           734
 462            1,284                 924
        16,341
     Total Expenses                  101,763
21,312          181,566              31,713
         630,523

Other Income/(Expense)
  Interest income                       -
- - -                -                   -
         1,912
  Interest expense                      (327)
  (129)                    (671)
(129)                 (16,412)
     Net Other Income/(Expense)           (327)
  (129)                    (671)
(129)                 (14,500)

Net Loss                   $         (98,415)      $
(19,941)    $           (173,150)         $
(28,842)    $           (623,936)

Net Loss Per Common Share  $           (0.01)      $
 (0.00)    $              (0.02)         $
(0.00)    $              (0.09)

Weighted Average Shares Outstanding         9,006,600
      8,906,600            9,006,600
8,906,600                7,146,588















See the accompanying notes to the condensed financial statements.
     B. Reports on Form 8-K.
        None.

Signatures

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    8-14-96

International Automated Systems, Inc.


By    s/Neldon Johnson
President and Chief Executive Officer

By    s/Neldon Johnson
Chief Financial Officer