Form 10KSB/A
period 1996-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-08-26
CIK 820380

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


As of March 31, 1996, registrant had 9,186,100 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations from June 30, 1995, through March 31,
1996, and from January 1,1996, through March 31, 1996, and changes in its financial position from inception through March 31, 1996, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. The financial statements in this amendment have changed from those financial statements included in the prior filing on Form 10-QSB/A for the period ended March 31, 1996. The primary changes were caused by differing treatment of consulting services which the Company performed for its major shareholder during the periods shown in the financial statements.

     Registrant is a development stage company.
Historically its primary activities have been research and development for products based on high technology.
Such development has significant risks.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources.  As of March 31,
1996, Registrant had cash of $236,142 compared to cash of $10,049 as of June 30, 1995. Cash increased because of the sale of equity securities in the amount of $706,000 yielding net proceeds after offering expenses of approximately $680,000. Inventory increased to $189,650. As of March 31, 1996, total current assets were $455,064 and total assets were $626,043 compared to total current assets $10,049 and total assets
$86,465 as of June 30, 1995.  As of March 31, 1996,
Registrant had total liabilities of $36,764 and shareholders' equity of $497,526. As of June 30, 1995,
Registrant had total current liabilities of $153,964 and shareholders' equity of $(81,512). The sale of shares of common stock caused the increase in shareholders' equity. Funds from the sale of common stock were used to pay expenses and reduce liabilities including a note to a related party. As of March 31, 1996, the ratio of current assets to current liabilities was approximately 1.3 to one. As of June
30, 1995, the Company was technically insolvent because liabilities exceeded assets.


     Results of Operation.  For the quarter ended March
31, 1996, Registrant had total revenues of $46,200 compared to total revenues of $1,500 for the same period a year earlier. The following comparisons all relate to the three month period ended March 31, 1995.
For the quarter ended March 31, 1996, Registrant had total expenses of $213,963 compared to expenses of $120,832 during the same quarter a year earlier. The increase in income reflects funds received from sales of $44,700. Cost of sales was $24,987 and gross profit was $21,213. For the quarter ended March 31, 1996, Registrant had a net loss of $(185,616) compared to a net loss of $(119,709) for the same quarter a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses and research and development expenses. Net loss per share was $(0.02) compared to $(0.01). General and administrative expenses were $51,692 and research and development expenses were $161,197 compared to $109,589 and $10,781 respectively. Total expenses were $213,963 for the quarter compared to $120,832 for the same quarter a year earlier.

For the nine period ended March 31, 1996, had total revenues $68,721 compared total revenues of $4,500 for the same period a year earlier. Revenues increase because of sales in the amount of $64,221. Cost of sales was $38,420. Gross profit was $30,301. All the following comparisons relate to the nine month period ended March 31, 1995, compared to the same nine month period a year earlier. Total expenses for nine month period ended March 31, 1996, were $395,530 compared to $152,545 for the same period a year earlier. General and administrative expenses declined to $94,705 from $120,579 for the same period a year earlier. Research and development expenses increased significantly to $298,467 compared to $30,579 for the same period a year earlier. The Company incurred substantial research and development costs in its efforts to develop its products. For the nine month period the net loss was $(358,766) compared to $(148,550) for the same period a year earlier. The loss for the ninth month period was primarily attributable to the Company's increased research and development expenses. Net loss per share was $(0.04) compared to $(0.02).

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

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
     None.

Item 5. Other Information.
     None.

Item 6. Exhibits, Financial Statements, Schedules and
Reports on Form 8-K.

     A. Exhibits.
        Ex.27  Financial Data Summary.
                     INTERNATIONAL AUTOMATED SYSTEMS,
INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEETS
                           (Unaudited)



March 31,                 June 30,

  1996                     1995

                              ASSETS
Current Assets
     Cash
$236,142                      $10,049
     Accounts receivable
22,013                     -
     Inventory
189,650                     -
     Prepaid expenses
 7,259                     -
          Total Current Assets
455,064                   10,049

Property and Equipment
     Computer and electronic equipment
88,786                   51,302
     Furniture and fixtures
11,176                    3,591
     Automobiles
21,657                   21,657
          Total Property and Equipment
121,619                   76,550

     Less: Accumulated depreciation
(31,563)                 (18,373)
          Net Property and Equipment
90,056                   58,177

Other Assets
     Rights to technology
96,458                   31,416
     Accumulated amortization
(15,535)                 (13,177)
          Other Assets, Net
80,923                   18,239

Total Assets
     $     626,043            $     86,465

          LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
     Accounts payable                         $
 8,000     $              8,482
     Accrued expenses
21,862                     -
     Deferred revenue
 3,500                    8,000
     Current portion - Long-term debt
 3,453                    3,453
     Note payable - related party
312,057                  134,029
          Total Current Liabilities
348,872                  153,964

Long Term Debt
11,449                   14,013

Stockholders' (Deficit)
     Preferred stock, Class A, no par value, 5,000,000
         shares authorized, no shares issued or
outstanding               -                  -
     Common stock, no par value, 45,000,000 shares
         authorized, 9,189,956 and 9,013,456 shares
issued
         and outstanding at March 31, 1996 and June 30,
1995,
         respectively.
1,078,599                  372,599
     Less: Treasury stock
(3,325)                  (3,325)
     Deficit accumulated during the development stage
           (809,552)           (450,786)
          Total Stockholders' Equity (Deficit)
  265,722               (81,512)

Total Liabilities and Stockholders' Equity (Deficit)
     $     626,043            $     86,465

See the accompanying notes to the condensed financial statements.
                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)




 For the Period


 From Inception


     (September


            26,
1986)
                                             Three
Months Ended
Nine Months Ended                       Through
                                             March 31,

March 31,                           March 31,
                                        1996
1995              1996                1995
           1996
Revenue
  Sales                    $          44,700 $
- - -    $          64,221     $          -        $
         64,221
  Equipment lease income               1,500
1,500             4,500               4,500
          16,500
     Total Revenue                    46,200
1,500            68,721               4,500
          80,721

Cost of Sales                         24,987
- - -               38,420                -
         38,420

Gross Profit                          21,213
1,500            30,301               4,500
          42,301

Expenses
  General and administrative                 51,692
            109,589            94,705
120,579               330,162
  Research and development           161,197
10,781           298,467              30,579
          496,910
  Amortization                         1,074
 462             2,358               1,387
         17,415
     Total Expenses                  213,963
120,832           395,530             152,545
           844,487

Other Income/(Expense)
  Interest income                      7,444
- - -                7,444                -
          9,356
  Interest expense                      (310)
  (377)                     (981)
(505)                        (16,722)
     Net Other Income/(Expense)              7,134
     (377)                 6,463
     (505)                    (7,366)

Net Loss                   $        (185,616)      $
(119,709)     $           (358,766)         $
(148,550)    $                   (809,552)

Net Loss Per Common Share  $           (0.02)      $
 (0.01)     $              (0.04)         $
(0.02)    $                   (0.11)

Weighted Average Shares Outstanding
9,158,089                   9,002,156
9,056,729                 8,937,987
7,199,279

See the accompanying notes to the condensed financial statements.
     B. Reports on Form 8-K.
        None.

Signatures

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   8-14-96

International Automated Systems, Inc.


By   Neldon Johnson
President and Chief Executive Officer

By   Neldon Johnson
Chief Financial Officer