Form 10QSB/A
period 1995-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-08-27
CIK 820380

[ARTICLE] 5
[CIK] 0000820380
[NAME] S.WHITTAKER FOR W.BOYACK

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          JUN-30-1996
[PERIOD-END]                               DEC-31-1995
[CASH]                                            6933
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                      55889
[CURRENT-ASSETS]                                 70081
[PP&E]                                          109339
[DEPRECIATION]                                   26675
[TOTAL-ASSETS]                                  192728
[CURRENT-LIABILITIES]                           435069
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        372599
[OTHER-SE]                                      (3325)
[TOTAL-LIABILITY-AND-EQUITY]                    192728
[SALES]                                          19250
[TOTAL-REVENUES]                                 22520
[CGS]                                            13433
[TOTAL-COSTS]                                   181566
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 671
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (173150)
[EPS-PRIMARY]                                    (.02)
[EPS-DILUTED]                                    (.02)