Form 10QSB/A
period 1995-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-08-27
CIK 820380

[ARTICLE] 5
[CIK] 0000820380
[NAME] S.WHITTAKER FOR W.BOYACK

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          JUN-30-1996
[PERIOD-START]                              JUL-1-1995
[PERIOD-END]                               MAR-31-1996
[CASH]                                          236142
[SECURITIES]                                         0
[RECEIVABLES]                                    22013
[ALLOWANCES]                                         0
[INVENTORY]                                     189650
[CURRENT-ASSETS]                                455064
[PP&E]                                          121619
[DEPRECIATION]                                   31563
[TOTAL-ASSETS]                                  626043
[CURRENT-LIABILITIES]                           348872
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       1078599
[OTHER-SE]                                      (3325)
[TOTAL-LIABILITY-AND-EQUITY]                    626043
[SALES]                                          64221
[TOTAL-REVENUES]                                 68721
[CGS]                                            38420
[TOTAL-COSTS]                                   395530
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 981
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (358766)
[EPS-PRIMARY]                                    (.04)
[EPS-DILUTED]                                    (.04)