Form 10KSB
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-11-26
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB

[  x  ]   Annual report under section 13 or 15 (d) of
the Securities Exchange Act of 1934 for the fiscal year
ended June 30, 1996.                           or
[      ]  Transition report under section 13 or 15 (d)
of the Securities Exchange Act of 1934 for the transition period from ___ to ____

Commission file number 33-16531-D

                INTERNATIONAL AUTOMATED SYSTEMS, INC.
        (Name of  small business issuer in its charter)
  Utah                            87-0447580
State or other jurisdiction of   I.R.S.Employer
incorporation or organization     Identification No.
          512 South 860 East, American Fork, Utah 84003
           (Address of principal executive offices)
Registrant's telephone number, including area code:(801) 763-9965

Securities registered pursuant to Section 12(b) of the
Act:  None

Title of each class  Name of each exchange on which
                     registered
         N/A              N/A

Securities to be registered under section 12(g) of the
Act:  None

Check whether the registrant (1) filed all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant
was required to file such report(s), and  (2)
has been subject to such filing requirements for the
past 90 days.        x   Yes         No

Check if disclosure of delinquent filers in response to
Item 405 of Regulations S-B is not contained in this
form, and no disclosure will be contained, to the best
of registrant's knowledge, in definitive proxy or
information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.   [  x  ]

State the registrant's net revenue (loss) for its most
recent fiscal year:   $(687,189).
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 1996, was approximately $26,026,250.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 1996, there were outstanding 15,186,100 shares of registrant's Common stock, no par value per share.

Documents incorporated by reference:  Exhibits, Item
13.


PART I.

                                THE COMPANY

Exact corporate name:International Automated Systems,
Inc.
State and date of incorporation: Utah- September 26,
1986.
Street address of principal office:512 South 860 East
American Fork, Utah 84003.
Company telephone number:     (801) 763-9965
Fiscal year:                  June 30



                          BUSINESS AND PROPERTIES

  A. OVERVIEW

International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in American Fork, Utah, designs, produces and markets technology based products. One set of products constitutes an automated self-service check-out system.
This system allows retail customers to ring up their purchases without a cashier or clerk. The automated self-service, check-out system may be practical in different retail business operations although it was primarily designed for grocery stores.

  In addition, another set of products is related to and has as its core the Company's Automated Fingerprint
Identification Machine ("AFIM") which has the capability of verifying the identity of individuals.
AFIM applications may include products for employee time-keeping and security, and access control.
Registrant believes that its identity verification system has a variety of uses and applications for both commercial and governmental users.

  Also, Registrant is seeking to enhance and develop technology which, if commercially acceptable products are developed, will implement a different and more efficient method of transmitting information and data using transmission waves in the electromagnetic spectrum. The Company calls this technology digital wave modulation ("DWM"). The Company believes that if the technology is proven and implemented commercially, the technology has the capability to increase significantly the amount of information which can be transmitted using different mediums. The Company is continuing the development of the digital wave modulation technology and the commercial feasibility of the technology has not been demonstrated. Registrant believes that it has many competitors in the communications, information and data transfer industries which have greater capital resources, more experienced personnel, and technology which is more established and accepted in the market place.

  The first anticipated product using this technology for commercialization is an high speed modem. The modem is projected to be faster than modems currently in use. Generally speaking modems are used for purposes of transmitting data over telephone lines and through telecommunications systems, and over wireless mediums such as satellite transmissions. Presently there is a prototype of the modem but additional development to achieve a commercial product is on going. In addition, the Company has future plans to apply the digital wave modulation technology in other areas. The Company has not established a plan or order of priorities for any future product development.
Because of the high tech nature of this technology and the time and funding required Registrant may not be successful in its efforts to have commercial exploitable products. Competitors may develop technologies which are superior and will make obsolete the digital wave modulation technology. Further, cost will be a factor in both the development and the commercialization of any new products. Costs to offer new products and to establish the environment and surrounding technology may be prohibitive.

Background.

  The Company, was organized under the laws of the
State of Utah on September 26, 1986.  In April 1988 the
Company filed a registration statement for a public
offering under the provisions of the Securities Act of
1933 ("1933 Act") to sell a maximum of 1,074,000 units
at a price of $.50 per unit.   Each unit was comprised
of one share of common stock and one common stock purchase warrant. The Company sold approximately
200,000 units at the offering price of $.50 per unit realizing total proceeds of approximately $100,000.
All warrants expired without exercise.

  The Company acquired the technology from its president for its different products and areas of further research.

Automated Self-Service Check-Out System.

  In 1988 the Company commenced development of an automated self-service check-out system (hereinafter referred to as "Self-Check System" or "System"). In retail operations customers themselves use the system to check-out the items they select for purchase. For approximately three years a form of the Self-Check
System was used in a grocery store in Salem, Utah.

Description.

  The Self-Check System is an automated check-out system for customers of retail establishments and provides for self-service check-out lines. The System has a scanner to read the bar codes of items purchased and a scale to weigh the items scanned and placed in the receiving basket. The scale verifies the accuracy of the item scanned and placed in the basket by comparing the weight of the item scanned with the weight change recorded in the receiving basket. The
Self-Check System is designed to replace traditional clerk operated cashier registers. In addition, the Self-Check System is intended to allow a store manager to maintain a complete inventory count on a contemporaneous basis. The information is used for reordering. The System facilitates price verification and integrity and provides customers the opportunity to check-out their purchases.

Operation.

  The Self-Check System operates as follows. A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader. The bar code provides the product description, weight and price. This information is then relayed on an item by item basis to the main computer and the main computer transmits the data in its memory to the check-out terminal. The product information, item description and price, is then displayed on the screen.
A running subtotal for all items purchased is also shown. Once scanned an item is placed into the receiving basket or cart. The cart is positioned on a sensitive scale which measures and verifies the weight of each item scanned and placed in the receiving basket. The computer compares the weight of the item purchased with the weight for that item in the database. If the weight differs, an error code is displayed and an attendant is summoned to assist the customer or to override the System. Once all the items are scanned, a final tally is made. Payment is then made to the attendant who may supervise multiple check-out terminals.

  The Self-Check System interfaces with the computer
and data is transferred back and forth between the
check-out terminal and the main computer. The interface
may be compatible with various scanners and scales so
the Self-Check System may be adaptable to equipment
already in use.   The System allows one clerk
simultaneously to handle multiple check-out stations.

Possible Advantages.

    Management believes the Self-Check System may have several possible advantages over conventional retail check-out systems. These advantages are: reduced labor costs, more accurate inventory, theft reduction and deterrence, faster service, and greater convenience and privacy for customers. A retail establishment may not need as many cashiers with the Self-Check System.

   Management believes that the market for the Self-Check System may include several types of retail establishments, such as grocery stores, drug stores, discount stores, and fast food restaurants. If operating properly the Self-Check system lessens the impact of having too many attendants or cashiers available. Because customer traffic volume is difficult to predict, retailers wanting to satisfy customers' need for a quick check-out must have sufficient clerks available. The Self-Check System improves a retailer's capability of meeting this need.
Customer traffic patterns during peak hours of the day or weekends are unpredictable. Establishments using the Self-Check System during peak times, it is anticipated, will have greater capability and flexibility to reduce waiting time for customers to complete the check-out and purchase process.

  The Self-Check System uses proprietary software developed by the Company. The System also offers a hand-held unit to be used for price checking and taking physical inventory counts. The hand-held unit reads the bar codes and verifies the price in the database. This hand-held unit also is used to take physical counts or inventory. The software adds inventory on the shelf to items of the product in storage. The System may also include a check-in station at the loading dock. Items delivered are checked and the prices verified against purchase orders. This feature may help reduce potential fraud or theft when inventory is received at the loading dock.

  Price verification can be done using the hand-held unit while the products are on the shelf. Conventional systems require the product to be taken to a check-out terminal to verify the price. This is time consuming and labor intensive.

   For the Self-Check System to operate efficiently at least 95% of the items must have bar codes. In the past few years virtually all packaged goods have bar codes. Items purchased across the counter, such as bakery, meat and deli products usually have no bar code. Grocery stores or other retail operations using the System may have to install scales and labelers to place bar codes on items with no bar code. As an option the Company offers scales and labellers for produce and delicatessen items which interface with the Self-Check System.

  Management believes that the Self-Check System may
help reduce theft.  For instance, one clerk cannot
check-out another clerk's or friend's purchases using
incorrect and understated prices. The System has the
contemporaneous weight and price verification which
would show that incorrect prices were being used.   A
portion of the theft in supermarkets is attributable to employees doing what is called "sweet hearting" by checking-out the purchases of other employees or friends a reduced prices.

Possible Marketing as a Franchise.

   The Company is considering forming a wholly-owned subsidiary in the near term to market franchise rights to the System. In the wholly-owned subsidiary most, if not all, of the franchise activities would occur. The
Company is considering making the necessary filings to offer franchises for the Self-Check System. It is anticipated that any franchises would be sold on a store-by-store basis. To sell franchises the Company must comply with both federal and state franchise statutes and regulations. The System for a retail establishment would be sold as a franchise. Depending on the needs and the configuration of the retail operation a System would be designed to fit the requirements of the establishment. The franchise would consist of the necessary equipment to operate the System and the procedures and instructions to implement and operate the System. The price to purchase a franchise will vary depending on the size of the retail operation.

Automatic Fingerprint Identification Machine.

   While developing the Self-Check System the Company realized the necessity of identification verification.
To fill this need the Automated Fingerprint
Identification Machine ("AFIM") for purposes of verifying an individual's identity was developed. The
AFIM digitizes the unique characteristics of a person's fingerprint and then records or stores the information on a magnetic strip similar to the strip on the back of a credit card or on other storage medium. The identity verification process is simple, quick, easy, and reliable. AFIM connects to and operates with a personal computer. AFIM has unique software, lens, and lighting. Management believes that AFIM is unique and is superior to other fingerprint based identification systems.

Operation.

  To use the AFIM the person whose identity will be verified has the fingerprint read by the AFIM. The finger is placed on the lens and AFIM reads the print, digitizes, and stores the digitized fingerprint. To verify a person's identity AFIM reads the fingerprint and compares it to the digitized fingerprint on the magnetic strip or other medium. The stored number must be accessed so it can be compared with the actual fingerprint. A match verifies the person's identity.

Possible Commercial Applications.

  Different commercial applications of the AFIM are under development. One application is a time clock.
The digitized fingerprint stored must match the the person's actual fingerprint who is recording his arrival at or departure from the workplace. Because the AFIM system validates the identity of the person using the time clock, fellow workers can not make in or out entries for co-workers.

  Also, AFIM with software modifications allows for fingerprints of individuals to be stored in a database.
A persons's fingerprint is read by the AFIM and then verified against the database for identification and access purposes. Searching the database requires additional time to verify the identity of the individual. The marketing of the AFIM time clock may commence in the near term. Changes have been made in the AFIM which also changed the time clock.

  The Company has not undertaken a comprehensive study or evaluation to determine the reliability of the AFIM or the frequency or percentage of false positives.
Management believes, based on the limited experience available, that AFIM does not yield false positives or false negatives at unsatisfactory levels.

  In addition, the Company has under development an AFIM version that, if successfully completed, will read and simultaneously digitize thumb prints and fingerprints on four fingers. To have this capability
AFIM will need a different lens system and software to read and to process the full set of fingerprints. The
Company believes there may be a market for the full-print AFIM as it may replace the ink pad and card system used by law enforcement and other governmental agencies. Development of this application is continuing.

  Another potential product based on AFIM technology is
door or entry security.  The person seeking entry would
have his fingerprint read by an AFIM.  The AFIM would
read a card on which the fingerprint of the person
seeking entry would be encoded and stored.  The
fingerprint as read would have to match the fingerprint
digitized and encoded on the card.  To have any
possibility of success the Company believes that the
door security adaptation must be compatible with or
adaptable to other door entry security systems already
in place.   This is a factor as development is
continuing.

  Another product based on AFIM technology is identity verification on computer networks or identification when data is transmitted or accessed. The Company is developing a smaller version of the AFIM that would fit into the tower or case of a computer. The user would have the fingerprint read either to validate identity or to gain access to data or be able to operate different applications or functions on the computer.

  For future development and possible commercialization of the AFIM technology the Company is exploring the possibility of entering into licensing agreements or joint ventures. Presently the Company is merely exploring the possibility of these kinds of arrangements. At this time there are no agreements to which the Company is a party for licensing, royalties, or joint venture projects.

Competition.

  The AFIM based products compete with a broad spectrum of products which verify identity. Some competitors use fingerprint based systems. Other competitors use voice prints where the speech pattern of a person is recorded and put into a database which is then used to verify the identity. Other systems have key words which are used and recorded by the computer. Facial photographs, iris readings, hand prints, and voice prints are all serve as different methods to verify identity. The success of these other entities and the system used may, individually or collectively, significantly affect the Company's attempt to commercialize AFIM.
The Company has not done any market studies to determine its relative position with these competitors in the market place.

Possible Advantages.

  The Company believes that the AFIM based products will be quicker, more reliable, and more cost-effective than competing identification systems. The AFIM must be used with a personal computer. A customer may have to purchase a new computer to operate the AFIM.
Depending on the application each verification point or station will need an AFIM or an AFIM reader.

Digital Wave Technology.

  Digital Wave Modulation technology may provide a new way of transmitting data. Basically different wave patterns are generated on the magnetic spectrum which may increase flows of data and information transmission and communication. When data is transmitted, more data will be transmitted in a shorter time period. Speed may be increased and correspondingly transmission costs would be reduced.

  DWM technology is based on the separation of a number of combined and symmetrical, asymmetrical, and reference waves. The Company has a modem prototype that has the capability of separating the combined multiple waves. Depending upon the frequencies the Company believes it can achieve speeds in excess of modems currently in use. Data transmission speed will depend on such factors as the transmission medium, frequencies used, and wave combinations.

  When using plain old telephone system ("POTS") to achieve the highest rates of data transmission a DWM apparatus, when fully developed, will have to be installed at the local switching station. It is anticipated that the DWM modem may transmit at faster rates over POTS without an DWM apparatus in place at the local switching station. For transmission to occur DWM modems must be at each end.

  DWM can be used to transmit over any analog media including wireless. Because wave frequencies may be higher when sent through the air, data transmission using DWM technology may send information at higher rates.

  Preliminary evaluations indicate that DWM technology may be applied for storage on magnetic media, such as floppy disks, hard drives, video cassettes, tapes etc.
Because various forms of magnetic media use storage in analog format, DWM may increase the storage capacity of some magnetic based devices. DWM storage enhancement applications have not been fully developed and tested and may ultimately prove infeasible and impractical.

  DWM must be developed from a prototype to a commercially viable product. Even though the Company has a prototype, the Company makes no assurance that the DWM technology can be made into a commercially viable product or products.

  If the research and development of the modem is successful and the Company then has a commercially viable product, the Company will consider various alternatives. It may seek a joint venture partner or it may license the modem technology to another company and receive royalty payments. No plan has been adopted regarding the manufacturing, marketing, or distributing of the modem, when and if commercialization is achieved. Because of the high tech nature of the product no assurance can be given that the commercialization efforts for the modem will be successful or that the Company will be able to effectively penetrate and capture a share of the modem market. Any possible ventures are predicated on the Company developing a commercially viable product.

  Presently, the Company's efforts regarding DWM are directed primarily toward the DWM modem. Management believes that because of the increased amount of information that can be transmitted, other applications in the telecommunications industry may be feasible and beneficial. Again because of the sophisticated and high tech nature of this technology, these other applications may not ultimately be successful.

  For the DWM modem to transmit it will be necessary for the receiving modem to be a DWM modem. Because the DWM modem is based on different technology it will not be compatible with modems other than DWM based modems.
Also, the medium of transmission may influence the overall speed or rate at which data and other information may be transmitted.

  The Company is a development stage company and its business is subject to considerable risks. The Company activities have not developed sufficient cash flows from business operations to sustain itself. The
Company is small and has an extremely limited capitalization. Many of its actual and potential competitors have greater financial strength, more experienced personnel, and extensive resources available. Also, the Company is engaged in technological development. It is expensive to do research and development on new products or applications of new or existing technology. Resources can be used and depleted without achieving the desired or expected results. Also, because of the rapid development of technology the Company's products may become obsolete. Some of the Company's technology is revolutionary in that it is based on unconventional technological theories.

  Management of the Company has had limited experience in the operation of a public company and the management of a commercial enterprise large in scope.

  The Company has a marketing staff of five people. In addition, the Company has established numerous independent representatives or marketing entities which will market the Company's products. Marketing through independent sales representatives means the Company does not control directly its marketing efforts and is dependent upon the skill and efforts of unrelated parties to achieve any marketing success. The Company may have to devote substantial funds if the marketing plan falters and additional resources are required.
There can be no assurance that the Company will be able to market its products in commercial quantities at reasonable costs, that its products will be marketed successfully or achieve market acceptance, that the Company will be successful in establishing and maintaining a dealer network, or that the Company will develop commercially viable products.

  The Company's business, if its technological development is successful, will require the Company to enter new fields of endeavor and even new industries.
If the products are successfully developed so that potential commercialization is possible, the Company will enter new industries and new markets. The Company has not adopted a definitive plan establishing the order of product development or the priority it will follow in attempting to enter markets. Entry into new markets will have many risks and require significant capital resources which, if available, may not be available to the Company on acceptable terms. Success will be dependent on the judgment and skill of management and the success of the development of any new products.

  The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of managerial employees, particularly Mr.
Johnson, President of the Company.  The loss of Mr.
Johnson would have a material adverse effect on the Company. Presently the Company has no employment contract with Mr. Johnson.

  If the Company's projects are developed into commercially viable products, they will have inherent risks. It is anticipated that the Company will not be insured against all risks or potential losses which may arise from the Company's activities because insurance for such risks is unavailable or because insurance premiums, in the judgment of management, would be too high in relation to the risk. If the Company experiences an uninsured loss or suffers liabilities, the Company's operating funds would be reduced and may even be depleted causing financial difficulties for the Company.

Patents.

  The Company has two U.S. patents and rights to four patents pending. One patent granted in November 1988 deals with the Self-Check System. The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale.
As each item is checked the computer verifies the weight of the item purchased with the weight of the item placed in the receiving basket and the weight of the item in the database. Also, a tally is shown for the total purchase amount. The total weight of items scanned and placed in the cart is compared to the computerized cumulative total weight. This is a further check on determining that all the items the customer purchased have been scanned for check-out.
The Company has a patent relating to the DWM technology. The patent relates to combining and then separating waves in the electromagnetic spectrum. One of the patents pending relates to AFIM and the other three relate to the DWM.

  The Company has not sought or received an opinion from an independent patent attorney regarding the strength of the patents or patents pending and the ability of the Company to withstand any challenge to the patent or any future efforts by the Company to enforce its rights under a patent or patents against others.

  The Company believes that it has developed trade secrets and it has made efforts to safeguard and to secure its trade secrets. There can be no assurance that these safeguards will enable the Company to prevent competitors from gaining knowledge of these trade secrets and using them to their advantage and to the detriment of the Company.

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

Technology Exchange

  The Company acquired the technology referred to as digital wave modulation ("DWM") and technology related to AFIM from its President. The acquisition was approved by the Board of Directors. The Board of Directors has five members, Neldon Johnson, his wife, and his son, and two employees of the Company. The acquisition of the technology may be considered to be a related party transaction. In the acquisition effective as of June 30, 1996, Mr. Johnson exchanged the DWM technology and the AFIM technology, and satisfied $468,458 of $1,116,216 previously advanced to the Company for 6,000,000 shares of common stock and 1,000,000 shares of preferred stock with voting rights of ten votes per share. The directors when approving the transaction determined that the exchange involving the technology was in the best interests of the Company and its shareholders. The directors considered such things as the nature and character of the technology and its future potential. There were no independent opinions or appraisals available to the Board of Directors.

General

  Registrant's principal executive offices are located at 512 South 860 East, American Fork, Utah 84003 and its telephone number is (801) 763-9965.

  The Company was founded in 1986 by Neldon Johnson to engage in the supermarket business. Since its formation the Company has developed technologies which are in different stages of development.

  From its inception the Company's primary activity has been research and development. The Company believes that AFIM is a product for which there may be great demand in the identification industry and marketplace.
Identification and access control are potentially significant markets. The AFIM system with modifications and additional software may control access to computer networks and other products.
However, presently the primary focus for AFIM development is on time clocks.

Products and Technologies

  The Company is presently commencing to test market
the AFIM time clocks.  Additional uses for AFIM are
under consideration and development.  These uses
include a larger model of the machine to allow for the
digital recording of a full set of fingerprints
simultaneously. This model if successfully developed
and completed  would replace the conventional
fingerprinting method now used.  Also, another possible
use is security for hotel rooms or other entries.  A
smaller AFIM unit would be incorporated into existing
door security products.  The person attempting to gain
access would have his fingerprint read and compared
to his fingerprint on a card.  Also, the fingerprint of
the person entering could be stored to provide a record
for purposes of  knowing who entered the room and at
what time.   Presently AFIM must operate with a
personal computer.

Warranty

  The Company's products has not set any warranty provisions but it is anticipated that the Company's warrant will be similar to warranties for competitive products in the market or industry. Typically warranties for electronics products are limited.


Marketing

  The Company has entered into agreements with independent marketing entities. Because of the potential diverse nature of the Company's products different marketing approaches for each product may become necessary. For the AFIM time clocks the Company presently is relying primarily on its independent marketing entities or independent sales representatives. As part of their Agreement with the Company, they each purchase a machine for $2,500 with a downpayment of $400 to $800. The remaining balance is to be paid within 90 days. If not paid, a $1,000 finance charge is added to the outstanding balance.
The Company has established a payment plan under which the sales representatives can pay $90 per month until the balance is paid. Payments have been suspended pending completion of modifications to the AFIM. AFIM units previously placed with sales representatives will be retrofitted to include modifications. Some of the units have been retrofitted. For the Self-Check System the Company may form a separate subsidiary and market the System as a franchise on a store-by-store basis.

  The development of the modem based on DWM technology into a marketable commercial product is not completed.
The Company has not determined any marketing approach if development is successfully achieved and a commercial quality modem is available to market. The
Company may seek joint venture partners, may license the product to others, or may seek to establish distribution channels. It is anticipated that any marketing efforts will require time and capital to develop.

Competition

  Because the Company has products that are distinct, each product will face different competitive forces.
AFIM competes with all forms and systems of identity verification. In addition, the Company is aware of other manufacturers which offer fingerprint based identification systems. Further, other applications for fingerprint based identification compete with other forms of identity verification. End users have different demands which include cost, sophistication, degree of security, operational requirements, time for individual verification and convenience. No firm dominates the identity verification market.

  In the modem market, if a commercial quality product is available, the Company faces competition from large, well-established firms. These firms offer products with immediate name recognition and are established in the market place and are compatible with other modems.
The Company believes because of the speed at which its modem may operate it may have a competitive advantage.
Nevertheless the Company has not done any marketing studies or market research to determine the acceptance of the modem in the market place or the best marketing method to follow. Further, no assurance can be given that the Company will be successful in its further development of the DWM products.

  The Company has no market share for any products at this time. The Company is commencing its marketing efforts for the AFIM and past marketing efforts have been minimal. No assurances can be given that the Company's marketing efforts will be successful or that the marketing approach the Company is using for the AFIM is practical under all circumstances. If the Company successfully markets the AFIM, other competitors may develop similar products. The Company has no name recognition and has not established credibility or reputation in the market place.

  In the point of sale terminal market the Company faces competition from major companies with established systems. Further, the idea of customers checking out their purchases is a relatively novel concept.
Overcoming reluctance to change will be difficult. In addition, the System may not be compatible with all types of retail establishments. The Self-Check System presents a different method of operating the front end of a retail establishment. The Company has engaged in limited marketing efforts to prospects known to management or developed by word of mouth. The Company may develop a franchise program as a means to market and distribute the Self-Check System.

Manufacturing

  For production of the initial AFIM units the Company did the assembly. If the Company were successful in its marketing efforts and demand for the AFIM were to increase, the Company may be unable to meet the demand and may have to use independent contract assemblers.
AFIM is comprised of off-the-shelf components and proprietary components developed by the Company which are then assembled. The Company's proprietary software controls AFIM's operations. The Company has no agreement with any independent contract assemblers.

  Management believes that the supplies and parts are readily available from sources presently used by the Company or from alternative sources which can be used as needed. The Company has not determined the number of units of the AFIM it will seek to maintain in inventory. Presently the Company has limited inventory and backlog.

  The Self-Check System is comprised of off-the-shelf parts and components. These parts are assembled into the Self-Check System. The Company's proprietary software ties together the individual components and operates the System. Scanners, video display terminals, and computers are available from several sources. The software and circuit boards used in the System are proprietary components developed by the Company. The circuit boards were specifically developed to interact with the various peripherals, the main computers and the check-out terminals. The circuit boards will be manufactured by the Company from off-the-shelf components and parts which the Company believes are readily available from a variety of sources. Only one Self-Check System has been assembled.

  The Company operates in industries subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended
June 30, 1996 and 1995, research and development expenses were $382,327 and $39,430,respectively.
Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with its customers and prospective customers to determine design enhancements and modifications.

  The Company has two patents and owns rights to other technology. In addition, the Company believes that its proprietary technology and know-how may provide it with a competitive advantage.

Item 2. Description of the Property and Facilities

The Company leases offices, warehouse and manufacturing space comprised of approximately 10,000 square feet in American Fork, Utah. The lease is on a month to month basis and the monthly lease is $1,000.

Item 3. Legal Proceedings

In July 1996 the Company and its president were named as defendants in a purported class action lawsuit seeking damages for violations of the anti-fraud provisions of the federal securities laws. The Company intends to vigorously defend the lawsuit.

  The Company in August 1996 became aware that the U.
S. Securities and Exchange Commission ("SEC") issued a private formal order of investigation to determine if there have been violations of the federal securities laws. In particular, the formal order addresses possible violations of the registration provisions of the 1933 Act and the anti-fraud provisions of the Securities Exchange Act of 1934 ("1934 Act"). The SEC issued subpoenas to the Company and persons related to it requiring the production of certain documents.


Item 4. Submission of Matters to a Vote of Security
Holders

No matters were submitted to a vote of security holders.


PART II.

Item 5.  Market for Common Equity and Related
Stockholder Matter

Presently Registrant's common stock is traded on the
NASD Electronic Bulletin Board under the symbol "IAUS".
The table below sets forth the closing  high and low
prices at which the Company's shares of common stock
were quoted during the quarter identified.  The prices
shown in U.S. Dollars reflect actual trades that may
have occurred during the quarter ended as identified.
                       High            Low
1996
September 30           29.50            4.50
June 30                57.00           10.00
March 31               43.00           16.00

1995
December 31            20.00            4.00
September 30            5.00            2.00
June 30                 5.00            1.50
March 31                2.50             .50

1994
December 31              .75             .25
  The Company's shares are volatile and subject to broad price movements and fluctuations. The Company has no knowledge regarding the price movements. Based on the foregoing, the Company's shares are subject to wide price fluctuations and should be considered speculative securities. On June 30, 1996, the Company had approximately 980 shareholders of record.

  As of June 30, 1996, Registrant had 15,186,100 shares of common stock issued and outstanding. Of these shares approximately 1,601,500 shares were free trading shares. There were approximately 2,100,000 shares which are held by non-affiliates and at different times will become available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.
Shareholders holding 1,000 restricted shares or more number at least 285. Shareholders owing 10,000 or more restricted shares number at least forty. Many of these shares have been held or will soon be held for sufficient time to satisfy the required two year holding period under Rule 144. At least 700,000 restricted shares of common stock have been held for sufficient time to satisfy the three year holding period under Rule 144(k). Rule 144(k) allows a restricted legend to be removed upon sale after the three year holding period has been satisfied and provides that certain provisions of Rule 144 are not applicable. The Company has no knowledge regarding any sales or plannedsales by any shareholders acting in concert to sell their shares. From time to time the Company receives from shareholders general inquiries about resales under the Rule. Sales pursuant to the provisions of Rule 144 could adversely affect the market price of the shares. Auction markets typically are in part based on supply and demand. If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions of Rule
144, the market price of the stock will be adversely affected.

DIVIDENDS

Registrant has not declared or paid any dividends to holders of its common stock. In the future it is unlikely that the Company will pay any dividends.
Item 6.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Historically, the Company's activities have been dominated by its research and development. As a result there have not been revenues and costs associated with operations. The Company has limited experience regarding profit margins or the costs associated with operating a business.

Results of Operations

Fiscal year ended June 30, 1996

For the year ended June 30, 1996, the Company had
revenues of $96,922 compared to revenues of $6,000 for
the year ended June 30, 1995. The Company had sales of
$88,922 during fiscal 1996.  Cost of sales was $51,297
compared to nil  a year earlier. Total operating
expenses were $740,729 compared to $206,356 a year
earlier.  General and administrative expense increased
from $165,078 to $356,554 for an increase during fiscal
1996 of $191,476. Research and development expense
increased from $39,430 to $382,327 in fiscal 1996 for
an increase of $342,897.   These increase were
attributable to additional development of the Company's products.

  For the year ended June 30, 1996, the Company had a net loss of $(687,189) compared to a net loss of $(201,222) a year earlier. The year to year comparison of net loss per share was $(.04) in fiscal 1996 compared to $(.01) in fiscal 1995.

Fiscal year ended June 30, 1995

Operations for the year ended June 30, 1995, pertained to research and development and other activities.
Research and development expenses were $39,430 increasing by $37,362. The increase was attributable to additional development regarding AFIM. General and administrative expenses increased from $17,612 to $165,078 during fiscal 1995. This increase was a result of additional development. For 1995 fiscal year total income was $6,000, total expenses were $207,222 resulting in a net loss of $(201,222). The loss increased from $15,528 to $201,222 because of the increased research and development expense and general and administrative expenses.

Liquidity and Capital Resources

  In January 1996 the Company completed a private placement of its securities involving the sale of 176,500 shares of common stock at a purchase price of $4.00 per share. The Company realized gross process of approximately $718,000 and net proceeds of approximately $693,000. In the past the Company's president loaned money to the Company to fund its operations. Mr. Johnson and the Company have no formal agreement as to any future loans. The Company has no line of credit with any financial institution. The
Company believes that until it has operations and revenues consistently, it will be unable to establish a line of credit from conventional sources.

  The Company's liquidity is limited given the current
rate of expenditures.  More liquidity may be required
to support ongoing product development, finance
marketing programs, and establish distribution
networks.   The Company has current assets of $815,299
and total assets of $1,099,158. It has current liabilities of $695,510 and total liabilities of $705,788. The current ratio of current assets to current liabilities is approximately 1.2. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

  For the Company the risks involved relate to the development of commercially viable products based on its technology and that the products developed will then be accepted in the market. The Company is unable to predict when any products will commence to contribute to revenues. No assurance can be given that the objectives will be achieved.
Item 7. Financial Statements

  The financial statements are filed as part of this Annual Report on Form 10-KSB.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A DEVELOPMENT STAGE COMPANY)









                      REPORT OF INDEPENDENT AUDITORS
                                    AND
                           FINANCIAL STATEMENTS









                               June 30, 1996


                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)




                             TABLE OF CONTENTS


                                                 Page

Report of Independent Auditors                     1

Balance Sheet - June 30, 1996                      2
Statements of Operations for the Years Ended
June 30, 1996 and 1995 and for the Period From
September 26, 1986 (Date of Inception) Through
June 30, 1996                                      3

Statements of Stockholders  Equity for the Years
Ended June 30, 1996 and 1995 and the Period
From September 26, 1986 (Date of Inception)
Through June 30, 1996                              4

Statements of Cash Flows for the Years Ended June 30,
1996 and 1995 and for the Period From September 26,
1986 (Date of Inception) Through June 30, 1996     5

Notes to the Financial Statements                  6





      HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                          801) 532-2200
Member of AICPA Division of Firms     Fax (801)532-7944
      Member of SECPS     345 East 300 South, Suite 200
Member of Summit International Associates Salt Lake
                                        City, Utah
                                        84111-2693


             REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
International Automated Systems, Inc.

We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 1996, and the related statements of operations, stockholders equity, and cash flows for the years ended June 30, 1996 and 1995, and for the period September 26, 1986 (date of inception) through June 30, 1996. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.
The financial statements of the Company from September
26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991 , were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 1996, and the results of its operations and its cash flows for the years ended June
30, 1996 and 1995, and for the period September 26, 1986 through June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electronic security and communication equipment. As discussed in Note 1 to the financial statements, the Company s operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management s plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 29, 1996, except for
Note 2 as to which the date is
November 14, 1996

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                               BALANCE SHEET
                               JUNE 30, 1996


                                  ASSETS
Current Assets
 Cash and cash equivalents                    $545,847
 Receivable from sales representatives,
 net of allowance for doubtful accounts
 of $1,590                                      30,279
 Prepaid expenses                                7,259
 Inventory                                     231,914

          Total Current Assets                 815,299

Property and Equipment
     Computer and electronic equipment         121,263
     Furniture and fixtures                     18,880
     Automobiles                                21,657
     Leasehold improvements                     10,965

          Total Property and Equipment         172,765
     Accumulated depreciation                  (41,189)

          Net Property and Equipment           131,576

Patents, net of accumulated amortization
 of $15,025                                    152,283
Total Assets                                 $1,099,158

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                         $ 42,081
     Current portion of long-term debt           3,735
     Accrued payroll expenses                    1,936
     Advance from majority shareholder         647,758

          Total Current Liabilities            695,510

Notes Payable                                   10,278

          Total Liabilities                  705,788
Stockholders'  Equity
 Preferred stock, Class A, no par value,
 5,000,000 shares authorized, 1,000,000
 shares issued and outstanding               292,786
 Common stock, no par value, 45,000,000
 shares authorized, 15,186,100 shares issued
 and outstanding                            1,238,559
 Deficit accumulated during the development
 stage                                      (1,137,975)

  Total Stockholders" Equity                  393,370

Total Liabilities and Stockholders' Equity $ 1,099,158


The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                                             Cumulative
                                         For the Period
                                         September 26,
                 For the Years Ended   1986 (Inception)
                        June 30,               Through
                        1996        1995  June 30, 1996

Revenue
Sales                   $ 88,922  $   -      $ 88,922
Equipment lease income
from related party         8,000      6,000    20,000

Total Revenue             96,922      6,000    108,922

Cost of Sales             51,297        -       51,297

Gross Profit              45,625      6,000     57,625

Operating Expenses
General and administrative
 expense                 356,554    165,078    592,011
Research and development
 expense                 382,327     39,430    580,770
Amortization expense       1,848      1,848     16,905

Total Operating Expenses  740,729   206,356  1,189,686

Other Income and (Expense)
Interest income            9,187      -         11,099
Interest expense          (1,272)      (866)   (17,013)

Net Other Income and
 (Expense)                  7,915      (866)   (5,914)

Net Loss              $ (687,189)$(201,222)$(1,137,975)

Net Loss Per Share     $  (0.04) $  (0.01) $  (0.07)

Common shares used in Per
  Share Calculation  16,186,100  16,006,600  16,186,100





The accompanying notes are an integral part of these
financial statements.                       INTERNATIONAL AUTOMATED SYSTEMS,
INC.
                         (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS  EQUITY



                                                Deficit
                                            Accumulated
                                                 During
            Preferred Stock Common Stock    Development
              Shares  Amount Shares Amount     Stage

Balance -
September 26,
1986            -    $-      -    $ -          $ -

Stock issued
for cash
September 1986-
$.002 per share -     -    5,100,000 11,546     -
September 1988
(Net $38,702 of
offering costs)
- $.32 per share-      -     213,065 67,964     -

December 1988
(Net $6,059 of
offering costs)
-$.32 per share -      -      33,358 10,641     -

March 1989 (Net
$4,944 of
offering costs)
-$.32 per share -      -      27,216  8,681     -

June 1989 (Net
$6,804 of
offering costs)
$.32 per share  -      -      37,461 11,950     -

January 1994 -
$.40 per share  -      -      59,856 23,942     -

May 1994 -
$.20 per share -       -     137,500  27,500    -
Stock issued
for services
September 1986 -
$.002 per share -      -      300,000    679    -
June 1989 -
$.32 per share  -      -        5,000  1,595    -
April 1991 -
$.10 per share  -      -       300,000  30,000  -

Stock issued to
satisfy
liabilities June
1991 -
$.03 per share -      -      2,700,000  78,101  -
Purchase and
retirement of
treasury stock
December 1991 -
$.49 per share  -     -      (5,000)   (2,425)   -
December 1992 -
$.49 per share -      -      (1,856)    (900)    -
Net loss for the
period from
September 26,
1986 through
 June 30, 1994  -      -        -      -     (249,564)

Balance - June
30, 1994        -      -    8,906,600 269,274 (249,564)

Stock issued
for services
January 1995 -
$1.00 per share -       -     100,000   100,000      -

Net Loss        -       -      -        -     (201,222)

Balance -
June 30, 1995  -        -   9,006,600 369,274 (450,786)

Stock issued
for cash
January 1996 -
$3.86 per
share (Net
of $24,387
of deferred
offering costs) -    -      179,500 693,613          -
   -
Stock issued
as part of
reorganization
- Note 2
Various dates
$0.02 per
share        1,000,000 292,786
                            6,000,000 175,672       -
Net Loss   -        -        -        -       (687,189)

Balance -
June 30,
1996         1,000,000 $292,786
                           15,186,100 $1,238,559
                                           $(1,137,975)






The accompanying notes are an integral part of these
financial statements.                     INTERNATIONAL AUTOMATED SYSTEMS,
INC.
                     (A Development Stage Company)
                           STATEMENT OF CASH FLOWS


                                             Cumulative
                                             For the
                                             Period
                                          September 26,
            For the Years Ended        1986(Inception)
                   June 30,                   Through
                  1996        1995        June 30, 1996
Cash Flows
From Operating
Activities
Net loss      $ (687,189)$ (201,222)      $(1,137,975)
Adjustments to
reconcile net
income to
net cash
provided by
operating
activities:
Allowance for
doubtful accounts  1,590      -                 1,590
Amortization       1,848     1,848             16,905
Depreciation      22,816     7,452             41,189
Stock based
compensation         -      100,000            132,274

Change in assets
and liabilities:
Inventory        (231,914)    -               (231,914)
Sales
representatives
receivable        (31,869)     -               (31,869)
Prepaid expenses   (7,259)     -                (7,259)
Accounts payable   33,599       482              42,081
Deferred revenue   (8,000)   (6,000)             -
Accrued liabilities 1,936      -                  1,936

 Net Cash Used By
 Operating
 Activities         (904,442) (97,440)     (1,173,042)

Cash Flows
From Investing
Activities

Purchase of
property and
equipment            (96,215)  (20,446)       (153,408)
Purchase of
rights to
technology          (135,892)     -           (167,308)
Organization costs      -         -             (1,880)

Net Cash Used By
Investing Activities (232,107)  (20,446)      (322,596)

Cash Flows From
Financing Activities

Proceeds from
issuance of
common stock           693,613      -          912,346
Proceeds from
advance from
controlling
shareholder -
Note 2                1,116,216      -        1,116,216
Payments for
treasury stock         -            -           (3,325)
Payments for
stock offering
costs                  -          -            (56,509)
Proceeds (payments)
from net borrowings
from related party    (134,029)    98,688       78,101
Payments on note
payable                 (3,453)    (1,891)      (5,344)

Net Cash Provided
By Financing
Activities           1,672,347      96,797    2,041,485

Net Increase
(Decrease) In
Cash                   535,798    (21,089)      545,847

Cash and Cash
Equivalents at
Beginning
of Period               10,049     31,138        -

Cash and Cash
Equivalents at
End of Period        $  545,847   $10,049     $ 545,847

   The accompanying notes are an integral part of these
financial statements.                        INTERNATIONAL AUTOMATED SYSTEMS,
INC.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                          June 30, 1996 and 1995


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING
PRINCIPLES

Organization - International Automated Systems, Inc.
(the Company ) was incorporated in the State of Utah on September 26, 1986. The principals of the Company have been involved in the research and development of electronic security and communication equipment as well as an automated self check-out system for retail stores for the past nine years. The Company is deemed to be in the development stage and its activities to date consist of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment and developing a business plan.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 1996 and 1995, the Company incurred net losses of $687,189 and $201,222, respectively, and as of June 30, 1996, the Company's losses accumulated from inception totaled $1,137,975.
These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

Financial Instruments - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash in banks exceeded the federal deposit insurance limits at June 30, 1996. The Company has entered into a sweep account arrangement whereby excess funds are invested in U.S. Government obligations on a daily basis. Those investments are considered cash equivalents at June 30, 1996.

The amounts reported as cash and cash equivalents, accounts receivable, prepaid expenses, rights to technology, accounts payable, notes payable to related parties and notes payable are considered to be reasonable approximations of their fair values. The fair values presented herein were based on market information and management's estimates.

Concentration of Credit Risk - The Company's sales relate to its automated fingerprint identification machines which are sold primarily throughout the United
States.

NOTE 1--(CONTINUED)

Inventory - Inventory consist of raw materials, work in process and finished goods pertaining to the Company's automated fingerprint identification machine.
Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method. Inventory consisted of the following at June
30, 1996:

               Raw materials        $  158,664
               Work in process          44,128
               Finished goods           29,122

               Total Inventory      $  231,914

Receivable From Sales Representatives - Sales representatives are independent contractors of the Company who locate potential buyers of the automated fingerprint identification machine. As part of their agreement with the Company, they each purchased a machine for $2,500 with a $400 to $800 down payment required. If the remaining balance is not paid within 90 days a $1,000 finance charge is added to the outstanding balance. The income relating to the finance charge will not be recognized until payments are received. The Company has established a payment plan whereby the sales representatives can pay $90 a month until the balance is satisfied; these payments have been suspended until further modifications to the automated fingerprint identification machine are completed. An allowance for doubtful accounts has been established in the amount of $1,590 relating to these accounts. The Company has no other trade receivables at June 30, 1996.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years.
Depreciation expense for the years ended June 30, 1996 and 1995 was $22,816 and $7,452, respectively.

Revenue Recognition - Sales are recognized upon delivery and acceptance of the automated fingerprint identification machine.

Loss Per Share - The Company has computed loss per share based on the number of common and preferred shares outstanding as of June 30, 1996 and 1995 under the treasury stock method. The common and preferred shares issued as discussed in Note 2 are considered to be outstanding since inception.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Reclassification - Certain previously reported amounts have been reclassified to conform to the June 30, 1996 presentation. These reclassifications had no effect on previously reported net income.

NOTE 2--REORGANIZATION

In November 1996 the Company entered into a reorganization agreement with Mr. Neldon Johnson, which was effective June 30, 1996. Mr. Johnson, prior to the reorganization, owned a majority of the common stock of the Company. The purpose of the reorganization was to transfer ownership of all patents relating to the Automated Fingerprint Identification Machine technology and the Digital Wave technology owned by Mr. Johnson to the Company and to satisfy $468,458 of a liability payable to Mr. Johnson in the amount of $1,116,216 in exchange for the issuance of 1,000,000 preferred shares and 6,000,000 common shares of the Company. The remaining $647,758 which was advanced by Mr. Johnson in June 1996 was a prepayment to be used by the Company for future research and development to be performed for Mr. Johnson. When the parties agree that the research has been performed, the Company will invoice Mr.
Johnson. However, the invoicing of Mr. Johnson and the settlement of the advance will be accounted for as the conversion of the advance to stockholders' equity as additional paid-in capital for financial reporting purposes.

During the period of time that Mr. Johnson advanced the $468,458 to the Company, he held a controlling ownership interest in the Company and he held an 80 percent interest in the transferred technology through his ownership interest in the Company after the transaction. The reorganization is therefore an exchange between enterprises under common control and, accordingly, the patents were recorded at Mr. Johnson s historical cost, which was none. The preferred and common shares are presented in the accompanying financial statements as having been issued on the various dates during the year ended June 30, 1996 when the Company received the cash advances.

The preferred shares have equal dividend rights to the common shares, are not convertible into common shares and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares. The proceeds from the issuance of the preferred and common shares were allocated based on the respective voting rights of the shares issued.

NOTE 3--RELATED PARTY TRANSACTIONS

The Company paid $134,029 and received $98,688 in net short-term cash advances from a shareholder during the years ended June 30, 1996 and 1995. These advances were utilized to finance the operations of the Company and the research and development activities discussed in Note 7.

     As further discussed in Note 2, $468,458 of advances from the controlling shareholders, totaling $1,116,216, were converted to common and preferred shares of stock.

     During the years ended June 30, 1996 and 1995, the Company leased electronic equipment to a majority shareholder for use in his store on a test basis.
$8,000 and $6,000 have been recognized as revenue for the years ending June 30, 1996 and 1995, respectively.

       NOTE 4--NOTE PAYABLE

At June 30, 1996 the Company had a note payable to a bank, secured by a vehicle with monthly payments of $394, including interest at 8%, through November 1999 in the amount of $14,013.

Annual maturities of this note payable for the next five years are as follows:

          Year Ending June 30,                  Amount
                 1997                         $ 3,735
                 1998                           4,055
                 1999                           4,381
                 2000                           1,842

                                              $14,013

NOTE 5--INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The adoption of the new accounting standard had no effect on prior periods. Statement No. 109 requires the recognition of a liability or asset, net of valuation allowance for the deferred tax consequences of temporary differences and operating loss carryforwards.

     The Company did not have a current or deferred provision for income taxes for the years ended June 30, 1996 and 1995. The following presents the components of the net deferred tax asset at June 30, 1996:

            Operating loss carryforwards   $202,613
            Difference in basis of patents  140,537
            Accumulated depreciation             20

            Total Deferred Tax Assets       343,170

            Less: Valuation Allowance      (343,170)

            Net Deferred Tax Asset         $   -

The valuation allowance increased $203,001 and $68,415 during the years ended June 30, 1996 and 1995, respectively. The Company has net operating loss carryforwards of $675,376 that expire, if unused, in years 2002 through 2012.

      NOTE 5--(CONTINUED)

  The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June
30, 1996 and 1995:


                                          June 30,
                                     1996       1995
Income tax benefit at statutory
rate (34%)                       $(233,644)   $(68,415)
Current operating loss not
recognized                          74,216      68,415
Deferred tax valuation allowance
change                             159,298       -
Non deductible expenses                130       -

Provision for Income Taxes          $   -     $  -


NOTE 6--PATENTS

The Company s policy on recording patent costs is to capitalize legal fees incurred in obtaining patents in the United States and other countries. Costs incurred to develop the technology were recognized as research and development expense by the Company when incurred.
The patents are being amortized on a straight-line basis over a 17- year life.

NOTE 7--RESEARCH AND DEVELOPMENT EXPENSE

Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of both the Automated Fingerprint
Identification Machine technology and the Digital Wave
Modulation technology. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $382,327 and $39,430 for the fiscal years ended June 30, 1996 and 1995, respectively.

NOTE 8--OPERATING LEASES

The Company occupies facilities under a lease agreement on a month-to-month basis. Rental expense relating to this operating lease was $17,382 and $11,060 for the years ended June 30, 1996 and 1995, respectively. The
Company also operates an office out of the majority shareholder's home at no cost to the Company.

NOTE 9--SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 1996 and 1995, the Company paid $1,272 and $866 in interest.

During the year ended June 30, 1995, the Company purchased an automobile with a note for $19,357. The
Company also issued 100,000 shares of common stock valued at $1.00 per share for management and consulting services.


NOTE 9--(CONTINUED)

Since inception, the Company has issued 705,000
shares of common stock valued at an average of $0.19 per share for services.
During June of 1991, the Company issued 2,700,000 shares of common stock to satisfy amounts owed to a majority shareholder in the amount of $78,101.

NOTE 10--CONTINGENCY

On July 2, 1996, a class action law suit was filed against the Company by shareholders for securities violations. The class action has been brought on behalf of all persons and entities who purchased shares of common stock from April 13, 1996 to June 27, 1996. The suit is seeking damages incurred based on the decrease in the Company s stock price because of alleged material misrepresentations by the Company regarding new technology developed by the Company. This action is in its preliminary stages. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements and the possible effect it will have on future financial statements is unknown.

On August 13, 1996 the Company was served a formal order of private investigation by the US Securities and Exchange Commission (SEC). To date, the SEC has issued a subpoena requiring the production of certain documents. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.






Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

  During the fiscal year 1996 Hansen, Barnett and Maxwell replaced H. Sherwood & Company's independent certified public accountants. Hansen, Barnett and Maxwell did an audit for the year ended June 30, 1995, and did the audit for the year ended June 30, 1996.
H. Sherwood & Company's relationship with the Company was not terminated because of any resolved or unresolved disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Hansen, Barnett &
Maxwell were engaged pursuant to a resolution of the Board of Directors.

PART III.

Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT


Directors and Officers

The executive officers and directors of the Company are as follows:

Name            Age       Position with the Company

Neldon Johnson   50   Chairman of the oard of Directors
                      and President

Ina Johnson      48   Secretary and Director

Donnel Johnson   31   Director and Vice-President

Christopher Taylor 27 Director

Stacy Curtis Snow 30  Director

Douglas H. Lloyd  45  Vice-President

Randale Johnson   27  Vice-President

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

Background of Executive Officers and Directors

  Neldon Johnson is the co-founder of the Company and
the primary inventor of the Self-Check system, AFIM,
and the DWM technologies.  Mr. Johnson directs the
Company's research and development program. Mr. Johnson
studied physics and mathematics at Brigham Young
University in Provo, Utah, and graduated from Utah
Technical College's Electronics Technology Program in
1964.  He has taken training courses and has taught
courses in electronics programming, microwave and wave
switch programs.   From 1965 to 1968 he worked for
American Telephone and Telegraph, Inc., as an engineer.


  From 1983 to the present, Mr. Johnson has been developing the Self-Check System. Also, from 1975 to 1990 he worked at a Ream's Grocery Store and had management responsibilities for operations. Mr.
Johnson has real estate holdings, one of which is a grocery store of 20,000 square feet presently under construction in Salem, Utah.

  Ina Johnson is the wife of Neldon Johnson. She has been a bookkeeper for the past 25 years. She has been the secretary and treasurer of the Company since 1988.
Recently she resigned as treasurer of the Company, but remains the secretary.

  Donnel Johnson is the son of Neldon Johnson and Ina
Johnson.  He has been a director of the Company since
May 1996. He received a bachelor's degree in Electrical Engineering from Brigham Young University in
1991.

  Christopher Taylor received an Associates of Science
Degree from Utah Valley State College in 1992. He was a sergeant in the U. S. Army. Since 1992 Mr. Taylor has worked on projects relating to Registrant's products and technology. Presently Mr. Taylor supervises production and product inventory control and debugs software.

  S. Curtis Snow graduated from Brigham Young
University in 1991 receiving a Bachelor's Degree in design engineering. Since 1991 Mr. Snow has worked on several projects relating to the Self-Check System and AFIM.

  Douglas H. Lloyd became a Vice-President of the Company in June 1996. Prior to his joining the Company he was a consultant to Pinnacle. During 1995 he was president of Fonix Systems, Inc., and from 1993 to 1995 he was president of Sensar. From 1983 to 1993 he was the Executive Director of WordPerfect Corporation.

 Randale P. Johnson, age 27, is the son of Neldon
Johnson and Ina Johnson.  He has been an officer since
June 1996.  His responsibilities include marketing.
Mr. Johnson who will hold an associate degree in Computer Science and has four years of experience in the computer industry. He joined the Company in 1996.

 None of the officers or directors of the Company has during the past five years, been involved in any events such as petitions in bankruptcy, receivership or insolvency, criminal proceedings or proceedings relating to securities violations.

Significant Employees and Managers

  Monty Hamilton, age 56, is an employee having responsibilities for marketing. Mr. Hamilton holds a Master of Business Administration and a B.S. degree in Banking and Finance from the University of Utah. He joined the Company in 1996. From 1987 to 1995 Mr.
Hamilton was an account executive with Wilson-Davis
& Company, Inc., a securities broker-dealer.

  Ralph Thomson, age 58, is an employee of the Company.
Dr. Thomson joined the Company in May 1996. From 1988 to the present Dr. Thomson has been the president of International Business Catalyst a firm consulting on mergers and acquisitions. For the past twenty years
Dr. Thomson has been involved at state/local and national levels with technology, technology transfers, international trade and finance. Dr.
Thomson received in 1968 a PhD. Degree in International
Politics and Economics from Fletcher School of Law and
Diplomacy (a consortium of Harvard, M.I.T. and Tufts
Universities), in 1964 received a Masters degree in International Law and Diplomacy from Fletcher and in 1963 received a Masters degree in International Affairs from Fletcher. In 1962 he received a Bachelor of Arts degree in Political Science and Economics from the University of Utah.

Item 10. Executive Compensation

  Currently the Company has no employment agreement with any of its officers, directors or employees.
During the year ended June 30, 1996, Neldon Johnson, who is an officer and a director of the Company, received benefits of $5,320. That same amount is attributable to his wife Ina Johnson, who is an officer and a director of the Company. Mr. Johnson received no salary.

  During the year ended June 30, 1996, Donnel Johnson, who is an officer and a director received salary and benefits totalling $42,647. Christopher Taylor, who became a director in June 1996, received salary and benefits totalling $34,633. S. Curtis Snow, who became a director in June 1996, received salary and benefits totalling $32,849. Randy Johnson, who is an officer, received salary and benefits of $62,508. Douglas Lloyd, who is an officer, received fees of $15,000.

Employment Agreement

  The Company has no employment agreements with any of its employees. Each employee has signed a non-disclosure agreement with the Company.

  The Company has no stock option plan.


Item. 11. Security Ownership of certain Beneficial
Owners and Management

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 1996, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common
Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group.
Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                   Amount and Nature of
                   Beneficial Owner

Name and Address of    Number of      Percent (1)
Beneficial Owner       Shares Owned


Neldon Johnson
512 South 860 East
American Fork, Utah    10,558,433      70


Donnel Johnson
512 South 860 East
American Fork, Utah       547,400       3

Christopher Taylor
512 South 860 East
American Fork, Utah            700

S. Curtis Snow
512 South 860 East
American Fork, Utah           6,000

Directors and
Officers as a Group
5 persons                11,112,533    73



(1) Based on 15,186,100 shares issued and outstanding, but does not include the 1,000,000 shares of Series 1
Class A Preferred Stock held by Neldon Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 81 per cent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.

Item 12. Certain Relationships and Related Transactions

The Company effective as of June 30, 1996, exchanged
6,000,000 shares of common stock and 1,000,000 shares of Series 1 Class A Preferred Stock for technology related to the Automatic Fingerprint Identification
Machine and the Digital Wave Modulation as well as $468,458 of obligations owed to the Company's
President. The transaction is a related party transaction. No independent appraisal regarding the value of the exchange was available.



PART IV

Item 13.  Exhibits and Reports on From 8-K

a. Exhibits

INDEX TO EXHIBITS

3.(i)    *Certificates of Articles of Incorporation


3.(ii)   *By-laws.

3.(iii)  Notification of Series 1 Class A Preferred
         Stock

4.(i)    *Specimen Certificate of Common Stock.
4(ii)    *Form of Warrant Purchase Option
         to be issued to Underwriter.

10.(i)   *Consulting Agreement with Wilson-Davis


10.(a)   Agreement with Company Officer

10.(11)  *Assignment of Patent.

*This document was previously filed with the Commission and is incorporated in this report by reference.

b. Reports on Form 8-K.

    During the period ended June 30, 1996, Registrant filed one report on Form 8-K.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                INTERNATIONAL AUTOMATED SYSTEMS, INC.


                NELDON JOHNSON
                Title:  President, Chief Executive
                   Officer, and Chief Financial Officer
                  (Principal Executive and Financial
                   Officer)



                   Date: November 21, 1996

              DIRECTORS



              NELDON JOHNSON
              Title:  Director

              Date: November 21, 1996



               INA JOHNSON
               Title:  Director

               Date: November 21, 1996


               DONNELL R. JOHNSON
               Title:  Director

               Date: November 21, 1996


               CHRISTOPHER J. TAYLOR
               Title: Director

               Date: November 21, 1996



               S. CURTIS SNOW
               Title:  Director

               Date: November 21, 1996