Form 10-Q
period 1996-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1996-12-04
CIK 820380

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


          Quarterly Report Under Section 13 or 15(d)
            Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 1996

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


As of September 30, 1996, registrant had 15,186,100 shares of common stock, no par value per share, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations from June 30, 1996, through September
30, 1996, and changes in its financial position from inception through September 30, 1996, have been made.
The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. Registrant is a development stage company. Historically its primary activities have been research and development for products based on high technology. Such development has significant risks.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.  As of September 30,
1996, Registrant had cash of $186,602 compared to cash of $545,847 as of June 30, 1996. Cash declined because of a net loss for the quarter of $(310,992). Registrant has total assets of $779,459 and total liabilities of $697,081 and a shareholders' equity of $82,378 as of September 30, 1996, compared to total assets of $1,099,158 and total liabilities of $705,788 and a shareholders' deficit of $393,370 as of June 30, 1996.
As of June 30, 1996, Registrant had cash of $545,847 and total current assets of $815,299 and had current liabilities of $687,709 and shareholders' equity of $393,370. As of September 30, 1996, the ratio of current assets to current liabilities was approximately
 .67 to 1.0.


Results of Operation.  For the quarter ended September
30, 1996, Registrant had revenues of $9,885 compared to total revenues of $7,865 for the same period a year earlier. For the quarter ended September 30, 1996, Registrant had total expenses of $320,412 compared to expenses of $78,046 for the same period a year earlier.
All the income was derived from sales of $9,885. Cost of sales was $5,683 yielding gross profit of $4,202.
For the quarter ended September 30, 1995, Registrant had a net of loss of $(310,992) compared to a net loss of $(72,979) for the same period a year earlier. The increase in the net loss is attributable primarily to an increase of $145,629 in research and development expenses. These costs for the quarter were $205,408 compared to $59,779 for the same period a year earlier.
Also the net loss is attributable to an increase in general and administrative expense of $96,824. During the quarter general and administrative expense was $114,542 compared to $17,718 for the same period a year earlier. Net loss per share for the quarter ended
September 30, 1996, was $(0.02) compared to a loss of $(0.01) for the same period in 1995.
                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                             BALANCE SHEETS
                              (Unaudited)

                             September 30,     June 30,
                                     1996      1996
                          ASSETS

Current Assets
 Cash and cash equivalents     $186,602      $ 545,847
 Receivable from sales
 representatives, net of
 allowance for doubtful
 accounts of $1,590              33,780         30,279
 Prepaid expenses                12,877          7,259
 Inventory                      236,344        231,914

  Total Current Assets          469,603        815,299

Property and Equipment
 Computer and electronic
 equipment                      127,204        121,263
 Furniture and fixtures          20,982         18,880
 Automobiles                     21,657         21,657
 Leasehold improvements          18,238         10,965

  Total Property and Equipment  188,081        172,765
 Accumulated depreciation       (48,986)       (41,189)

  Net Property and Equipment    139,095        131,576

Patents, net of accumulated
 amortization of $15,487 and
 $15,025, respectively          170,761        152,283

Total Assets                 $  779,459     $1,099,158


          LIABILITIES AND STOCKHOLDERS'  EQUITY
Current Liabilities
 Accounts payable               $ 34,554       $42,081
 Current portion of
 long-term debt                    3,735         3,735
 Accrued payroll expenses          1,662         1,936
 Advance from majority
 shareholder                     647,758       647,758

  Total Current Liabilities      687,709       695,510

Notes Payable                      9,372        10,278

  Total Liabilities              697,081       705,788

Stockholders  Equity
 Preferred stock, Class A, no
 par value, 5,000,000 shares
 authorized, 1,000,000 shares
 issued and outstanding          292,786       292,786
 Common stock, no par value,
 45,000,000 shares authorized,
 15,186,100 shares issued and
 outstanding                    1,238,559    1,238,559
 Deficit accumulated during the
 development stage             (1,448,967)  (1,137,975)

  Total Stockholders  Equity       82,378      393,370

Total Liabilities and
Stockholders  Equity             $779,459   $1,099,158




The accompanying notes are an integral part of these financial statements.
                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Cumulative
                                                For the
                                                 Period
                                          September 26,
            For the Three Months Ended  1986(Inception)
              September 30,                     Through
                     1996      1995      Sept. 30, 1996

Revenue
 Sales            $   9,885  $  6,365       $   98,807
 Equipment lease
 income from
 related party         -        1,500           20,000

  Total Revenue       9,885     7,865          118,807

Cost of Sales         5,683     2,454           56,980

Gross Profit          4,202     5,411           61,827

Operating Expenses
 General and
 administrative
 expense             114,542    17,718         706,553
 Research and
 development expense 205,408    59,779         786,178
 Amortization expense    462       549          17,367

  Total Operating
  Expenses           320,412    78,046       1,510,098

Other Income and
 (Expense)
 Interest income       5,492      -             16,591
 Interest expense       (274)     (344)        (17,287)

  Net Other Income
  and (Expense)        5,218      (344)           (696)

Net Loss             310,992) $(72,979)   $ (1,448,967)

Net Loss Per Share  $  (0.02) $  (0.01)       $  (0.09)

Common shares used
in Per   Share
Calculation        16,186,100 9,006,600     16,186,100







The accompanying notes are an integral part of these financial statements.
                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
                              (Unaudited)

                                             Cumulative
                                         For the Period
                                           September 26
        For the Three Months Ended     1986 (Inception)
           September 30,                        Through
                 1996        1995         Sept 30, 1996
Cash Flows
From Operating
Activities
 Net loss    $ (310,992)    $ (72,979)    $ (1,448,967)
 Adjustments
 to reconcile
 net income to
 net cash
 provided by
 operating
 activities:
  Allowance
  for doubtful
  accounts          -           -                1,590
  Amortization      462           550           17,367
  Depreciation    7,797         3,513           48,986
  Stock based
  compensation        -           -            132,274
 Change in assets
 and liabilities:
  Inventory       (4,430)     (16,476)        (236,344)
  Sales
  representatives
  receivable      (3,501)          -           (35,370)
  Prepaid
  expenses        (5,618)          -           (12,877)
  Accounts payable(7,527)        (482)          34,554
  Deferred revenue   -         (1,500)            -
  Accrued
  liabilities       (274)          -             1,662

   Net Cash Used By
   Operating
   Activities   (324,083)     (87,374)      (1,497,125)

Cash Flows From
Investing Activities
 Purchase of
 property and
 equipment       (15,316)     (24,334)        (168,724)
 Purchase of
 rights to
 technology      (18,940)      (9,728)        (186,248)
 Organization
 costs               -           -              (1,880)

  Net Cash Used
  By Investing
  Activities     (34,256)     (34,062)        (356,852)

Cash Flows From
Financing Activities
 Proceeds from
 issuance of
 common stock         -           -            912,346
 Proceeds from
 advance from
 controlling
 shareholder          -           -          1,116,216
 Payments for
 treasury stock       -           -             (3,325)
 Payments for
 stock offering
 costs                -           -            (56,509)
 Proceeds (payments)
 from net borrowings
 from related
 party                -          110,969        78,101
 Payments on
 note payable       (906)           (838)       (6,250)

  Net Cash Provided
  By (Used In)
  Financing
  Activities         (906)        110,131    2,040,579

Net Increase
(Decrease)
In Cash            (359,245)       (11,305)    186,602

Cash and Cash
Equivalents at
Beginning of
Period              545,847         10,049        -

Cash (Overdraft)
and Cash
Equivalents at
End of Period    $   186,602     $  (1,256)   $186,602

The accompanying notes are an integral part of these financial statements.
            INTERNATIONAL AUTOMATED SYSTEMS, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission;
therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company s annual financial statements included in the Company's annual report on Form 10-K as of June 30, 1996.

NOTE 2--LOSS PER SHARE

The Company has computed loss per share based on the number of common and preferred shares outstanding as of September 30, 1996 and 1995 under the treasury stock method.

NOTE 3--RELATED PARTY TRANSACTIONS

The $647,758 advanced by Neldon Johnson, the controlling shareholder in June 1996 was prepayment to be used by the company for future research and development to be performed for Mr. Johnson. When the parties agree that the research has been performed, the Company will invoice Mr. Johnson. However, the invoicing of Mr. Johnson and the settlement of the advance will be accounted for as the conversion of the advance to stockholders equity as additional paid-in capital for financial reporting purposes. As of September 30, 1996 no amounts had been invoiced.

NOTE  4--CONTINGENCY

On July 2, 1996, the Company had a class action law suit filed against them by shareholders for securities violations. The class action has been brought on behalf of all persons and entities who purchased shares of common stock from May 13, 1996 to June 27, 1996. The suit is seeking damages incurred based on the decrease in the Company's stock price because of alleged material misrepresentations by the Company regarding new technology developed by the Company. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements and the possible effect it will have on future financial statements is unknown.

On August 13, 1996 the Company was served a formal order of private investigation by the U.S. Securities and Exchange Commission (SEC). The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

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

The Company in August 1996 became aware that the U.S.
Securities and Exchange Commission ("SEC") issued a private formal order of investigation in regard to the Company to determine if there have been violation of the federal securities laws. In particular, the formal order addresses possible violations of the registration provisions of the Securities Act of 1933 and the anti-fraud provisions of the Securities Exchange Act of 1934.

Item 2. Changes in Securities.
     None.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
     None.

Item 5. Other Information.
     None.

Item 6. Exhibits, Financial Statements, Schedules and
Reports on Form 8-K.

     A. Exhibits.
          Ex. 27 Financial Data Summary.

     B. Reports on Form 8-K.
        July 12, 1996, and August 23, 1996.

Signatures

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 12-3-96

International Automated Systems, Inc.



By Neldon Johnson
President, Chief Executive Officer, and Chief
Financial Officer