Form 10QSB
period 1996-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1997-02-18
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 12b-25                    SEC File Number:  33-16531-D
                                              Tax ID Number:  87-0447580

NOTIFICATION OF LATE FILING

     Form 10-QSB,  For Period Ended  December 31, 1996.

Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein.


If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:


Part I - Registrant Information


Full Name of Registrant:  INTERNATIONAL AUTOMATED SYSTEMS, INC.
Former Name if Applicable: N/A.


Address of Principal Executive Office (Street and Number):
512 South 860 East
American Fork, Utah 84003


Part II - Rules 12b-25(b) and (c)


     If the subject report could not be filed without reasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate).

     (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
/x/     (b)  The subject annual report thereof will be filed on or before the fifteenth calendar day following the prescribed due date; and
     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.



Part III - Narrative


State below in reasonable detail the reasons why the Form 10-K, 11-K, 20-F or 10-Q or portion thereof could not be filed within the prescribed time period:

The Company has several activities matters which have required considerable time from the officers. This has delayed the finalization of the financial statements (unaudited) for the period ended December 31, 1997.


Part IV - Other Information


(1) Name and telephone number of person to contact in regard to this notification: Neldon P. Johnson, No. (801)763-9965

(2) Have all other periodic reports required (under Section 13 or 15(d) of the Securities and Exchange Act of 1934) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) been filed? If answer no identify report(s):/Yes/

(3) It is anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion
thereof?    /No/
If so; attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results can not be made:

International Automated Systems, Inc. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

                         INTERNATIONAL AUTOMATED SYSTEMS, INC.



DATE:  February 14, 1997.              BY:  Neldon P. Johnson
                         Neldon P. Johnson, President