Form 10-Q
period 1996-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1997-03-06
CIK 820380

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


  Quarterly Report Under Section 13 or 15(d)
      Of the Securities Exchange Act of 1934

For Quarter Ended  December 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x
        No
As of December 31, 1996, registrant had 15,186,100 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury and one million shares of Series 1 Class A Preferred Stock, no par value per share.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of its operations from June 30, 1996, through December 31,
1996, and from October 1, 1996, through December 31,
1996, and changes in its financial position from inception through December 31, 1995, have been made.
The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

     Registrant is a development stage company.
Historically its primary activities have been research and development for products based on high technology.
Such development has significant risks.

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                         CONDENSED BALANCE SHEETS
                                (Unaudited)


                           December 31,        June 30,
                                   1996         1996

                                  ASSETS

Current Assets
Cash and cash equivalents      $ 60,770       $545,847
Receivable from sales
 representatives, net of
 allowance for doubtful
 accounts of $1,590              46,930         30,279
Prepaid expenses                  4,864          7,259
Inventory                       199,760        231,914

Total Current Assets            312,324        815,299

Property and Equipment
Computer and electronic
 equipment                      133,487        121,263
Furniture and fixtures           20,982         18,880
Automobiles                      21,657         21,657
Leasehold improvements           18,238         10,965

Total Property and Equipment    194,364        172,765
     Accumulated depreciation   (57,379)       (41,189)

Net Property and Equipment       136,985       131,576

Patents, net of accumulated
 amortization                    174,833       152,283

Total Assets                  $  624,142    $1,099,158


                   LIABILITIES AND STOCKHOLDERS  EQUITY
Current Liabilities
Accounts payable                 $31,213      $ 42,081
Current portion of long-term
 debt                             3,735          3,735
Accrued payroll expenses            510          1,936
Advance from majority
 shareholder                     209,128       647,758

Total Current Liabilities        244,586       695,510

Notes Payable                      8,435        10,278

Total Liabilities                253,021       705,788

Stockholders  Equity
Preferred stock, Class A, no
par value, 5,000,000 shares
authorized, 1,000,000 shares
issued and outstanding           292,786       292,786
Common stock, no par value,
45,000,000 shares authorized,
15,186,100 shares issued and
outstanding                    1,886,317     1,238,559
Deficit accumulated during the
development stage             (1,807,982)   (1,137,975)

Total Stockholders Equity       (371,121)      393,370

Total Liabilities and
Stockholders  Equity            $624,142   $ 1,099,158


The accompanying notes are an integral part of these financial statements.
                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                     CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the
                                                Period
                                                From
                                              Inception
                                             (September
                                              26, 1986)
       For the Three Months For the Six Months Through
      Ended December 31,   Ended December 31,  December
                                               31,
            1996      1995     1996    1995    1996

Revenue
Sales        $16,043  $13,155  $25,928 $19,520 $114,850
 Equipment
 lease income
 from related
 party         -        1,500      -     3,000  20,000

Total Revenue 16,043   14,655   25,928  22,520 134,850


Cost of Sales  6,417   10,980   12,100  13,433  63,397

Gross Profit   9,626    3,675   13,828   9,087  71,453

Operating
 Expenses
General and
administr-
ative         116,082   25,924 230,624  43,012 822,635
Research and
development
expense      249,943  75,105 455,351 137,270  1,036,121
Amortization
expense        2,818     734   3,280   1,284     20,185

Total
Operating
Expenses    368,843 101,763  689,255 181,566 1,878,941

Other Income
and (Expense)
Interest
 income      1,021      -      6,513    -       17,612
Interest
expense      (819)     (327)  (1,093)    (671) (18,106)

Net Other
Income
(Expense)     202      (327)    5,420    (671)   (494)

Net
Loss   $ (359,015) $(98,415)$(670,007)$(173,150)
                                          $(1,807,982)

Net Loss
Per Share  $(0.02) $  (0.01) $ (0.04) $(0.02)  $ (0.11)

Common
shares
used in
Per Share
Calcul-
ation   16,186,100 9,006,600 16,186,100 9,006,600
                                             16,186,100



The accompanying notes are an integral part of these financial statements.
                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                   CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                For the
                                            Period From
                                             Inception
                                           (September
                                               26,1986)
           For the Six Months Ended             Through
                       December 31,       December 31,
                       1996    1995            1996

Cash Flows From
Operating Activities
Net loss            $(670,007)  $(173,150) $(1,807,982)
Adjustments to
reconcile net income
to net cash provided
by operating
activities:
 Allowance for
 doubtful accounts        -            -         1,590
 Amortization            3,280      1,284       20,185
 Depreciation           16,190      8,302       57,379
 Stock based
 compensation             -          -         132,274
 Change in assets
 and liabilities:
 Inventory               32,154    (55,889)   (199,760)
 Sales representatives
 receivable             (16,651)        -      (48,520)
 Prepaid expenses         2,395     (7,259)     (4,864)
 Accounts payable       (10,868)      (482)     31,213
 Deferred revenue          -        (3,000)        -
 Accrued liabilities     (1,426)      -            510

 Net Cash Used By
 Operating Activities   (644,933) (230,194) (1,817,975)

Cash Flows From
Investing Activities
 Purchase of property
 and equipment         (21,599)    (32,789)   (175,007)
 Increase in patents   (25,830)    (23,028)   (193,138)
 Organization costs       -          -          (1,880)

  Net Cash Used By
  Investing Activities (47,429)    (55,817)   (370,025)

Cash Flows From
Financing Activities
 Proceeds from issuance
 of common stock          -           -        912,346
 Proceeds for common
 stock as part of
 reorganization           -           -      1,116,216
 Payments for treasury
 stock                    -           -         (3,325)
 Payments for stock
 offering costs           -           -        (56,509)
 Proceeds from
 borrowings from
 related party         209,128      284,587    287,229
 Payments on note
 payable                (1,843)      (1,692)    (7,187)

  Net Cash Provided
   By Financing
   Activities           207,285     282,895  2,248,770

Net Increase
(Decrease) In Cash     (485,077)     (3,116)    60,770

Cash and Cash
Equivalents at
Beginning of Period     545,847       10,049       -

Cash (Overdraft) and
Cash Equivalents
at End of Period       $ 60,770     $   6,933 $ 60,770


The accompanying notes are an integral part of these financial statements.
            INTERNATIONAL AUTOMATED SYSTEMS, INC.
          NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1--INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission;
therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company s annual financial statements included in the Company s annual report on Form 10-KSB as of June 30, 1996.

NOTE 2--LOSS PER SHARE

The Company has computed loss per share based on the number of common and preferred shares outstanding.
Commitments to issue common stock have been included by using the treasury stock method.

NOTE 3--RELATED PARTY TRANSACTIONS

$647,758 advanced by Neldon Johnson, the controlling shareholder, in June 1996 was a prepayment to be used by the Company for future research and development to be performed for Mr. Johnson. The research has been performed as of December 31, 1996. The settlement of the advance was accounted for as a conversion of the advance to stockholders equity as additional paid-in capital. Repayment terms for the $209,128 advanced to the Company by Mr. Johnson as of December 31, 1996 have not been determined.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.  As of December 31,
1996, Registrant had cash of $60,770 compared to cash of $545,847 as of June 30, 1996. Cash decreased because of general and administrative expenses and research and development expenses. These expenses reflect the Company's pursuit of establishing and developing completed products which can be commercialized. Inventory declined from $231,914 as of June 30, 1996, to $199,760 as of December 31, 1996.
Total current assets were $312,324 and total assets were $624,142 compared to $815,299 and $1,099,158 respectively as of June 30, 1996.  As of December 31,
1996, Registrant had total liabilities of $253,021 and negative shareholders' equity of $(371,121) compared to total liabilities of $705,788 and total shareholders' equity of $ 393,370 as of June 30, 1996. Advance from majority shareholder declined to $209,128 from $647,758 during the period. This reduction represents a settlement of an advance of $647,758 and an additional advance of $209,128 from a majority shareholder. As of December 31, 1996, current assets to current liabilities was approximately 1.27 to one.


Results of Operation.  For the quarter ended December
31, 1996, Registrant had total revenues of $16,043 compared to total revenues of $14,655 for the same period a year earlier and gross profit of $9,626 and $3,675, respectively. For the quarter ended December
31, 1996, Registrant had total operating expenses of $368,843 compared to expenses of $101,763 for the same period a year earlier. The increase in income was caused by the Company's first sales. For the quarter ended December 31, 1996, Registrant had net loss of $(359,015) compared to a net loss of $(98,415) for the same period a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses and research and development expenses. General and administrative expenses for the same period a year earlier were $25,924 compared to $116,082 for the quarter ended
December 31, 1996, for an increase of $90,158.
Research and development expenses were $249,943 compared to $75,105 for the quarter ended December 31, 1995, an increase of $174,838. Net loss per share for the quarter was $(0.02) compared to $(0.01) for the same period a year earlier.

For the six month period ended December 31, 1996, the Company had total revenues of $25,928 compared to $22,520 for the same period a year earlier. The
Company had gross profit of $13,828 and and $9,087 respectively. Total expenses were $689,255 compared to $181,566 for the same period a year earlier. General and administrative expenses for the period increased from $43,012 to $230,624. These expenses increased because of operational activities and start up costs the Company incurred in connection with the limited production of its Automatic Fingerprint Identification
Machine. Research and development expense increased from $137,270 to $455,351 for the six month period.
This increase reflects additional development of the Company's technology and proposed products. Net loss for the six month period was $(670,007) compared to $(173,150) a year earlier. The net loss per share for the period was $(.04) compared to $(0.02) a year earlier.

Part II.
Item 1. Legal Proceedings.
On July 2, 1996, the Company and its president were named as defendants in a proposed class action lawsuit filed on behalf of certain shareholders seeking damages for violations of the federal securities laws. The
Complaint alleged to be brought on behalf of all persons and entities who purchased shares of common stock of the Company during the period of May 13, 1996, to June 27, 1996. The Complaint seeks damages based on the decrease in the Company's stock price in the trading market because the Company made allegedly material misrepresentations concerning new technology being developed. On August 8, 1996, an amended complaint was filed with additional allegations which purportedly expanded the number of plaintiffs, added and modified certain claims, and changed the proposed class period from April 3, 1996, to June 27, 1996. This lawsuit is in its preliminary stages. The final outcome of the litigation cannot be determined. The
Company intends to defend vigorously the litigation.
No provision for any liability that may result from any adverse adjudication has been made in the accompanying financial statements and any effect on future financial statements is unknown. The lawsuit is now captioned
Edouard Serfaty, David D. Baker, Michael Berry,
Margaret Moskes, Craig Swapp, Linda M. Baker, Robert H.
Baker, Kourosh Khalili and Ariel Tzadik, v.
International Automated Systems, Inc., and Neldon P.
Johnson, Civil No. 2:96 CV 0583 C, filed in the United
States District Court for the District of Utah, Central
Division.

The Company in August 1996 became aware that the U.S.
Securities and Exchange Commission ("SEC") issued a private formal order of investigation in regard to the Company to determine if there have been violation of the federal securities laws. In particular, the formal order addresses possible violations of the registration provisions of the Securities Act of 1933 and the anti-fraud provisions of the Securities Exchange Act of 1934. The SEC advised that its inquiry should not be construed as an indication that any violations of law have occurred.

Item 2. Changes in Securities.
     None.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders.
     None.

Item 5. Other Information.
     On January 28, 1997, Patent No. 5,598,474 was granted by the U.S. Patent and Trademark Office based on the application. The patent pertains to the process of encrypting a fingerprint onto an I.D. card. The patent relates, in part, to the Company's fingerprint identification technology.

Item 6. Exhibits, Financial Statements, Schedules and
Reports on Form 8-K.

     A. Exhibits.
        Ex. 27 Financial Data Summary.
        Ex. 99(1) Patent No. 5,598,474 dated January
                28, 1997


     B. Reports on Form 8-K.
        None.

Signatures

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    3-3-97

International Automated Systems, Inc.


By  s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer

By  s/ Neldon Johnson
Neldon Johnson
Chief Financial Officer