Form 10-Q/A
period 1996-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1997-04-11
CIK 820380

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For Quarter Ended December 31, 1996
Commission File Number 33-16531-D

International Automated Systems, Inc.
(Exact name of registrant as specified in its charter)

Utah87-0447580
(State or other jusrisdiction of(IRS Employer incorporation or organization)Identification No.)

512 South 860 East
American Fork, Utah 84003
(Address of principal executive offices)

Registrant's telephone number
including area code(801) 763-9965

Not applicable
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x
     No
As of December 31, 1996 registrant had 15,186,100 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury and one million shares of Series 1 Class A Preferred Stock, no par value per share.
      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date3-3-97

International Automated Systems, Inc.

By _______________________________________
Neldon Johnson
President and Chief Executive Officer


By _______________________________________
Neldon Johnson
Chief Financial Officer