Form 10-Q
period 1997-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1997-06-04
CIK 820380

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended  March 31, 1997

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


As of March 31, 1997, Registrant had 15,186,100 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations from June 30, 1996, through March 31, 1997, and from January 1, 1997, through March 31, 1997, and changes in its financial position from inception through March 31, 1997, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

     Registrant is a development stage company. Historically its primary activities have been research and development of high technology which can be applied to develop commercial products. Such development has significant risks.

                       INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                         CONDENSED BALANCE SHEETS
                                (Unaudited)


                              March 31,        June 30,
                                   1997         1996

                                  ASSETS

Current Assets
Cash and cash equivalents      $  7,150       $545,847
Receivable from sales
 representatives, net of
 allowance for doubtful
 accounts of $1,590              43,575         30,279
Prepaid expenses                  8,675          7,259
Inventory                       216,816        231,914

Total Current Assets            275,586        815,299

Property and Equipment
Computer and electronic
 equipment                      133,487        121,263
Furniture and fixtures           20,982         18,880
Automobiles                      21,657         21,657
Leasehold improvements           18,238         10,965

Total Property and Equipment    194,364        172,765
     Accumulated depreciation   (65,773)       (41,189)

Net Property and Equipment       128,591       131,576

Patents, net of accumulated
 amortization                    194,375       152,283

Total Assets                  $  598,552    $1,099,158


                   LIABILITIES AND STOCKHOLDERS  EQUITY
Current Liabilities
Accounts payable                 $13,278      $ 42,081
Current portion of long-term
 debt                             3,735          3,735
Accrued liabilities               7,874          1,936
Advance from majority
 shareholder                     459,204       647,758

Total Current Liabilities        484,091       695,510

Notes Payable                      7,494        10,278

Total Liabilities                491,585       705,788

Stockholders  Equity
Preferred stock, Class A, no
par value, 5,000,000 shares
authorized, 1,000,000 shares
issued and outstanding           292,786       292,786
Common stock, no par value,
45,000,000 shares authorized,
15,186,100 shares issued and
outstanding                    1,886,317     1,238,559
Deficit accumulated during the
development stage             (2,072,136)   (1,137,975)

Total Stockholders Equity        106,967      393,370

Total Liabilities and
Stockholders  Equity            $598,552   $ 1,099,158


The accompanying notes are an integral part of these financial statements.
                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                     CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the
                                                Period
                                                From
                                              Inception
                                             (September
                                              26, 1986)
      For the Three Months For the Nine Months Through
      Ended March 31,      Ended March 31,    March 31,
1997        1996     1997   1996    1997

Revenue
Sales        $ 3,513  $44,700  $29,441 $64,221 $118,363
 Equipment
 lease income
 from related
 party         -        1,500      -     4,500  20,000

Total Revenue  3,514   46,200   29,441  68,721 138,363


Cost of Sales  2,109   24,987   14,209  38,420  65,506

Gross Profit   1,404   21,213   15,232  30,301  72,857

Operating
 Expenses
General and
administr-
ative         75,095   51,692  305,719   94,705 897,730
Research and
development
expense      187,523  161,197 642,874 298,467 1,223,644
Amortization
expense        3,070    1,074   6,350   2,358    23,255

Total
Operating
Expenses    265,688 213,963  954,943 395,530 2,144,629

Other Income
and (Expense)
Interest
 income        371    7,444    6,884     7,444  17,983
Interest
expense      (241)     (310)  (1,334)    (981) (18,347)

Net Other
Income
(Expense)     130     7,134    5,550     6,463    (364)

Net
Loss   $ (264,154) $(185,616)$(934,161)$(358,766)
                                           $(2,072,136)

Net Loss
Per Share  $(0.02) $  (0.02) $ (0.06) $(0.04)  $ (0.13)

Common
shares
used in
Per Share
Calcul-
ation   16,186,100 9,158,089 16,186,100 9,056,729
                                             16,186,100



The accompanying notes are an integral part of these financial statements.
                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                   CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                For the
                                            Period From
                                             Inception
                                           (September
                                               26,1986)
          For the Nine Months Ended             Through
                       March 31,            March 31,
                       1997    1996            1997

Cash Flows From
Operating Activities
Net loss            $(934,161)  $(358,766) $(2,072,136)
Adjustments to
reconcile net income
to net cash provided
by operating
activities:
 Allowance for
 doubtful accounts        -            -         1,590
 Amortization            6,350      2,358       23,255
 Depreciation           24,584     13,190       65,773
 Stock based
 compensation             -          -         132,274
 Change in assets
 and liabilities:
 Inventory               15,728   (189,650)   (216,186)
 Sales representatives
 receivable             (13,296)   (22,013)    (45,165)
 Prepaid expenses        (1,416)    (7,259)     (8,675)
 Accounts payable       (28,803)    (4,982)     13,278
 Accrued liabilities      5,938     21,862       7,874

 Net Cash Used By
 Operating Activities   (925,076) (545,260) (2,098,118)

Cash Flows From
Investing Activities
 Purchase of property
 and equipment         (21,599)    (45,069)   (175,007)
 Increase in patents   (48,442)    (65,042)   (215,750)
 Organization costs       -          -          (1,880)

  Net Cash Used By
  Investing Activities (70,041)   (110,111)   (392,637)

Cash Flows From
Financing Activities
 Proceeds from issuance
 of common stock          -        706,000     912,346
 Proceeds for common
 stock as part of
 reorganization           -           -      1,116,216
 Payments for treasury
 stock                    -           -         (3,325)
 Payments for stock
 offering costs           -           -        (56,509)
 Proceeds from
 borrowings from
 related party         459,204     178,028    537,305
 Payments on note
 payable                (2,784)     (2,564)    (8,128)

  Net Cash Provided
   By Financing
   Activities           456,420     881,464  2,497,905

Net Increase
(Decrease) In Cash and
Cash Equivalents       (538,697)    (3,116)    60,770

Cash and Cash
Equivalents at
Beginning of Period     545,847       10,049       -

Cash and Cash
Cash Equivalents
at End of Period       $  7,150    $ 236,142 $  7,150


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

NOTE 3--RELATED PARTY TRANSACTIONS

$647,758 advanced by Neldon Johnson, the controlling shareholder, in June 1996 was a prepayment to be used by the Company for future research and development to be performed for Mr. Johnson. The research has been performed as of December 31, 1996. The settlement of the advance was accounted for as a conversion of the advance to stockholders equity as additional paid-in capital. Repayment terms for the $459,204 advanced to the Company by Mr. Johnson as of March 31, 1997 have not been determined.

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

On August 13, 1996 the Company was served a formal order of private investigation by the U.S. Securities and Exchange Commission (SEC). To date, the SEC has issued a subpoena requiring the production of certain documents. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources. As of March 31, 1997, Registrant had cash of $7,150 compared to cash of $545,847 as of June 30, 1996. Cash decreased because of the continuing losses from research and development and other activities. Inventory decreased from $231,914 as of June 30, 1996, to $216,186 as of March 31, 1997. As of March 31, 1997, total current assets were $275,586 and total assets were $598,552 compared to total current assets $815,299 and total assets $1,099,158 as of June 30, 1996.

     As of March 31, 1997, Registrant had total liabilities of $491,585 and shareholders' equity of $106,967 compared to total current liabilities of $705,788 and shareholders' equity of $393,370. The decrease in liabilities is attributable to a decrease in the advance from the majority shareholder in the amount of $188,554. The deficit accumulated during the development stage was $2,072,136 as of March 31, 1997, compared to $(1,137,975) as of June 30,
1996. For the near term the Company's ability to continue it operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continued research and development activities. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of March 31, 1997, the ratio of current assets to current liabilities was approximately .57 to one.


     Results of Operation. For the quarter ended March 31, 1997, Registrant had total revenues of $3,513 compared to total revenues of $44,700 for the same period a year earlier. For the quarter ended March 31, 1997, Registrant had total operating expenses of $265,688 compared to expenses of $213,963 during the same quarter a year earlier. The decrease in income reflects a lack of sales. As of March 31, 1997, cost of sales was $2,109 compared to $24,987 a year earlier and gross profit was $1,404 compared to $21,213 a year earlier. For the quarter Registrant had a net loss of $(264,154) compared to a net loss of $(185,616) for the same quarter a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses and research and development expenses. For the quarter the net loss per share was $(0.02) compared to $(0.02). For the quarter ended March 31, 1997, general and administrative expenses were $75,095 compared to $51,692 and research and development expenses were $187,523 compared to $161,197 a year earlier. The Company has only minimal revenues, but its level of operations requires additional funds.

     For the nine period ended March 31, 1997, Registrant had total revenues $29,441 compared total revenues of $64,221 for the same period a year earlier. Revenues decreased because of lack of sales. For the period cost of sales was $14,209 compared to $38,420 and gross profit was $15,232 compared to $30,301. Total operating expenses for nine month period ended March 31, 1997, were $954,943 compared to $395,530. General and administrative expenses were $305,719 compared to $94,705 and research and development expenses were $642,874 compared to $298,467. The Company incurred substantial research and development costs in its efforts to develop its technology and products. For the nine month period ended March 31, 1997, the net loss was $ (934,161) compared to $(358,766) for the same period a year earlier. The loss for the ninth month period was primarily attributable to the Company's increased research and development expenses. Net loss per share was $(0.06) compared to $(0.04).

     The Company's ability to continue its activities is dependent on it receiving funds either as loans, advances or sales of equity. Previously the major shareholder has provided funds, but there is no formal agreement between the Company and the majority shareholder to continue providing funds in the future. If the Company had to seek funds from another source there is no assurance that funds would be available at all or on terms acceptable to the Company.
      Part II.
Item 1. Legal Proceedings.

     On July 2, 1996, the Company and its president were named as defendants in a proposed class action lawsuit filed on behalf of certain shareholders seeking damages for violations of the federal securities laws. The Complaint was claims to be brought on behalf of all persons and entities who purchased shares of common stock of the Company during the period of May 13, 1996, to June 27, 1996. The suit seeks damages based on the decrease in the Company's stock price in the trading market because the Company made allegedly material misrepresentations concerning new technology being developed. On August 8, 1996, an amended complaint was filed which increased the number of plaintiffs, added and modified certain allegations, and changed the proposed period from April 3, 1996, to June 27, 1996. At this time the final outcome of the litigation cannot be determined. The Company intends to defend vigorously the litigation. No provision for any liability that may result from any adverse adjudication has been made in the accompanying financial statements and any effect on future financial statements is unknown. The lawsuit is captioned Edouard Serfaty, David D. Baker, Michael Berry, Margaret Moskes, Craig Swapp, Linda M. Baker, Robert H. Baker, Kourosh Khalili and Ariel Tzadik, v. International Automated Systems, Inc., and Neldon P. Johnson, Civil No. 2:96 CV 0583 C, filed in the United States District Court for the District of Utah, Central Division.

     In August 1996, the Company learned that the U.S. Securities and Exchange Commission issued a formal order of private investigation on or about August 13, 1996, to investigate whether violations of the federal securities laws have occurred. The SEC staff subpoenaed documents from entities and individuals including the Registrant. Also, Registrant is aware that the SEC issued subpoenas to take the testimony under oath and on the records of individuals including persons associated with the Registrant. Routinely the Staff advised that its inquiry should not be construed as any indication that any violations of law have occurred.

     In April 1997 a complaint was filed against the Company for breach of contract seeking damages of $60,000 plus interest and attorney's fees. The litigation was filed in the state court in Utah and is captioned Alarm Control Company v. International Automated Systems, Incorporated. The Company believes the suit lacks merit and intends to defend it vigorously.

Item 2. Changes in Securities.
     None.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
     None.

Item 5. Other Information.
     During the quarter the Company entered into an agreement titled by the parties as General Affiliation Agreement Letter with Utah Valley State College ("UVSC") in Orem, Utah.

     Under the agreement the parties will share information and explore the feasibility of future joint cooperative agreements. The Company's technology involved will be the Automatic Fingerprint Identification Machine, the Digital Wave Modulation ("DWM") and Identification Information Depository ("IID").
The strategy is to implement telecommunications both software and hardware. The ultimate goal is to develop or enhance telecommunications software and hardware and the Internet for interactive distance learning curricula. The agreement provides that on a project by project basis the parties will enter into separate addenda to the agreement addressing such matters and considerations as costs and royalties. Other provisions of the agreement pertain to confidentiality, distribution rights and defining the respective roles of the parties.

     The parties have entered into Addendum A to the agreement which provides for collaboration on testing, proving, and demonstrating the Company's technology. Specifically the Company's technology will be tested in the K-12 Wireless and Native American Community College Internet Connection Grant Projects. Also, UVSC and an affiliated non-profit educational foundation, known as New Vista International Foundation, have agreed to test applications of IAS technology including beta site testing in the educational setting. IAS has agreed to pay royalties when certain events happen. The royalties will be either 5%, 10% or 25% depending on the revenue source to IAS. A copy of the agreement with Addendum A is an exhibit to this report. This summary of the agreement is subject to the agreement itself and if there is any variance the entire agreement takes precedence.

Item 6. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     A. Exhibits.
        Ex.27     Financial Data Summary.

     B. Reports on Form 8-K.
        None.

      Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   5-14-97

International Automated Systems, Inc.


By   Neldon Johnson
President and Chief Executive Officer

By   Neldon Johnson
Chief Financial Officer