Form 10KSB
period 1997-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1997-11-05
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[  x  ]     Annual report under section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1997.or
[      ]     Transition report under section 13 or 15 (d) of the Securities
Exchange Act of 1934  for      the transition period
from                            to
Commission file number33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(Name of  small business issuer in its charter)
                      Utah                                       87-0447580
            State or other jurisdiction of                   I.R.S. Employer
     incorporation or organization         Identification No.
512 South 860 East, American Fork, Utah 84003
  (Address of principal executive offices)
Registrant's telephone number, including area code:(801) 763-9965

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

State the registrant's net revenue (loss) for its most recent fiscal year:
$(1,427,751).
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 1997, was approximately $ 16,028,478

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 1997, there were outstanding 15,255,361 shares of registrant's Common stock, no par value per share.

Documents incorporated by reference:  Exhibits, Item 13.

PART I.

THE COMPANY

Exact corporate name:            International Automated Systems, Inc.
State and date of incorporation:       Utah- September 26, 1986.
Street address of principal office:       512 South 860 East
                                              American Fork, Utah 84003.
Company telephone number:        (801) 763-9965
Fiscal year:                      June 30


BUSINESS AND PROPERTIES

  A.     OVERVIEW

  International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in American Fork, Utah, seeks to design, produce and market products based on high technology. The Company has developed and is currently offering an automated self-service check-out system. This system allows retail customers to ring up their purchases without a cashier or clerk. The system is primarily designed for grocery stores, but may be applicable in other retail establishments.

  The Company has an Automated Fingerprint Identification Machine ("AFIM") which has the capability of verifying the identity of individuals. Potential AFIM applications include products for employee time-keeping and security, and access control. Registrant purports that its identity verification system has a variety of uses and applications for both commercial and governmental users.

  The Company also purports that it has developed technology that transmits information and data using different wave patterns, configurations, and timing in the electromagnetic spectrum. The Company refers to this technology as digital wave modulation ("DWM"). The Company believes that if the technology is implemented and applied commercially, the technology has the capability to increase significantly the amount of information which can be transmitted.
The Company is continuing the development of this technology and the commercial feasibility of the technology has not been demonstrated.
Registrant believes that it has many competitors in the communications, information data transfer, and data storage industries which have greater capital resources, more experienced personnel, and technology which is more established and accepted in the market place.

  The first anticipated product using this technology for commercialization is an high speed modem. The modem is projected to be faster than modems currently in use. Generally modems are used for purposes of transmitting data over telephone lines, on telecommunications systems, and over wireless mediums such as satellite transmissions and other line- of-sight transmission mediums. The Company has a modem prototype. Additional development to achieve a commercial product is on going. In addition, the Company intends to apply the digital wave modulation technology in other areas. The Company has not established a plan or order of priorities for any future commercial product development. Because this technology is sophisticated and new, the Company may not be successful in its efforts to have commercial exploitable products because of difficulties and problems associated with development. Possible problems could be inability to design, construct and manufacture commercial products; and the Company's lack of funding and financial resources and experienced personnel. Competitors may develop technologies which are superior and will make obsolete the DWM technology even before the Company has completed its development of any commercial products. Further, cost will be a factor in both the development and the commercialization of any new product. It is anticipated that if a commercially viable modem is developed, the Company will have to expend funds to introduce the product into the market and to formulate and place into action any marketing plan. Costs to offer new products and to establish the proper marketing strategy will be significant. The Company has not made any projections regarding any anticipated costs. There are risks that the no commercially viable products will be developed from the technology and any products developed may not be accepted or successful in the marketplace. Further, the Company may not have sufficient funds to develop, manufacture, and market any products.

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

  Over time the Company for the most part acquired its different technologies from its president.

Automated Self-Service Check-Out System.

  In 1988 a patent was granted for the automated self-service check-out system (hereinafter referred to as "Self-Check System" or "System"). In retail operations customers using the System check-out the items selected for purchase. For approximately three years a form of the Self-Check System was used in a grocery store in Salem, Utah.

Description of the Self-Check System.
  The Self-Check System is an automated check-out system for customers of retail establishments and provides for self-service check-out lines, stations or lanes. The System has a scanner to read the bar codes of items purchased and a scale to weigh the items scanned and placed in the receiving basket. As each item is scanned by the bar code reader, the scale verifies the accuracy of the item scanned and placed in the basket by comparing the weight of the item scanned with the weight change recorded in the receiving basket. If the weights differ or if other problems arise, a clerk is summoned to assist the customer and resolve any problem.

  The Self-Check System is designed to replace clerk operated cashier registers that are used in retail and grocery stores. In addition, the Self-Check System, when fully and completely implemented, is intended to allow a store manager to maintain accurate inventory on a contemporaneous basis.
The contemporaneous inventory assists in reordering and restocking. It is believed that the System may simplify price verification and may provide customers with better and faster service.

Operation of System.

  The Self-Check System operates as follows. Customers make their selections for purchase. A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader. The bar code provides the product description, weight and price. This information is then relayed on an item by item basis to the computer and the computer transmits the data in its memory to the check-out terminal. The product information, item description and price, is then displayed on the screen. A running subtotal for all items purchased is also shown. Each item scanned is placed into a receiving basket or cart on a sensitive scale. The weight of the item scanned and placed in the receiving basket is compared to the weight for that item as recorded in the computer. The computer compares the weight of the scanned and place in the basket with the weight for that item in the database. If the weight differs, an error code is displayed and an attendant is summoned to assist the customer or to
override the System.   Once all the items are scanned, a final tally is made.
Payment is then made to the attendant either through a debit card, check or cash. An attendant may be supervising multiple check-out terminals.

  The Self-Check System interfaces with computers and data is transferred back and forth between the check-out terminals and the main computer. The interface may be compatible with various scanners and scales so the Self-Check System may be adaptable to equipment already from other manufacturers. The System allows one clerk to handle simultaneously multiple check-out stations or lanes.

Possible Advantages.

    Management believes the Self-Check System may have several possible advantages over conventional retail check-out systems to operators and customers. For operators the advantages are: reduced labor costs, more accurate inventory, theft reduction and theft deterrence. Also, the retailer
can serve customers during peak traffic.   For customers the advantages are:
faster service, greater convenience, less time waiting in line and more privacy. A retail establishment may not need as many cashiers with the Self-Check System.

   Management believes that the market for the Self-Check System may include several types of retail establishments, including grocery stores, drug stores,
discount stores, and fast food restaurants.   If operating properly the
Self-Check system lessens the impact of having too many attendants or cashiers available. Customer traffic volume is difficult to predict and retail operators wanting to satisfy reduce the time customer wait in line must have sufficient clerks or cashiers available.

  The Self-Check System uses proprietary software developed by the Company. The System also offers a hand-held unit to be used for price verification and taking physical inventory counts. The hand-held unit reads the bar codes and verifies the price in the database. This hand-held unit also is used to take physical counts for inventory control. The System may also include a check-in station at the loading dock. Items delivered are checked and the prices verified against purchase orders allowing greater control. Price verification can be done using the hand-held unit while the products are on the shelf.

   For the Self-Check System to operate efficiently at least 95% of the items offered for sale must have bar codes. In the past few years virtually all packaged goods have bar codes. Items purchased across the counter, such as bakery, meat and deli products usually have no bar code. Grocery stores or other retail operations using the System may have to install scales and labelers to place bar codes on items with no bar code. As an option the Company offers scales and labelers for produce and delicatessen items which interface with the Self-Check System.

  Management believes that the Self-Check System may help reduce theft. For instance, one clerk cannot check-out another clerk's or friend's purchases using incorrect and understated prices. A portion of the theft in supermarkets is attributable to employees doing what is called "sweet hearting" by checking-out the purchases of other employees or friends at reduced prices. Possible Marketing as a Franchise.

   The Company has under consideration forming a wholly-owned subsidiary to market franchise rights to the System. It is anticipated that franchises would be sold on a store-by-store basis. To sell franchises the Company must comply with both federal and state franchise statutes and regulations. The Company will have to make appropriate filings with federal and state agencies. A System would be designed to fit the particular needs and requirements of an establishment. It is anticipated that a franchise would consist of the necessary equipment to operate the System and the software to implement and operate the System. The price to purchase a franchise will vary according to the size of the store or retail operation.
 The Company is installing a System in a 25,000 square foot store under construction in Salem, Utah. It is anticipated that the store will open during the first months of 1998. The store is owned by Neldon Johnson, the company's president, and will operate under the name of U-Check. The store may be considered as a pilot project for the System as it will test the effectiveness and consumer acceptance of the System in a retail grocery store environment. Mr. Johnson will purchase the equipment from the Company at a price yet to be determined, but the price should exceed the Company's cost for the equipment and system components. Also, the Company and Mr. Johnson will enter into a software licensing agreement for the System.

Automatic Fingerprint Identification Machine.

   The company has an Automated Fingerprint Identification Machine ("AFIM") which verifies an individual's identity. The AFIM digitizes the unique characteristics of a person's fingerprint and then stores the information on a magnetic strip similar to the strip on the back of a credit card or on other storage medium. The identity verification process is simple, quick, easy, and reliable. AFIM connects to and operates with a personal computer. AFIM has unique software, lens, and lighting. Management believes that AFIM is better than other bio-metric and fingerprint based identification systems. The Company is continuing to make modifications to the AFIM technology.

Operation.

  To use the AFIM the person whose identity will be verified has the fingerprint read by the AFIM. The finger is placed on the lens and AFIM reads the print, digitizes, and stores the digitized fingerprint. To verify a person's identity AFIM reads the fingerprint and compares it to the digitized fingerprint on the magnetic strip or other medium. The stored number must be accessed so it can be compared with the actual fingerprint. A match verifies the person's identity. The AFIM is connected to a personal computer which processes the information read by the AFIM and makes the comparison to the digitized fingerprint on the magnetic strip. The Company believes that it has the ability to connect AFIMs in series so that multiple stations or readers can be connected and operated by a single personal computer.

Possible Commercial Applications.

  Different commercial applications of the AFIM are under development. One application is a time clock. The digitized fingerprint stored on the magnetic strip on the back of a card like a credit card must match the person's fingerprint who is recording his arrival at or departure from the workplace. Because the AFIM system validates the identity of the person using the time clock, fellow workers can not make in or out entries for other workers.

  Also, AFIM with appropriate software may be used with a database of fingerprints. The fingerprint is read by the AFIM and then verified against the database for identification and, where appropriate or required, for access control purposes. Searching the database requires additional time to verify the identity of the individual using the fingerprint stored in the database. To date the full marketing of the AFIM time clock has been delayed as development of the product is continuing and modifications to the AFIM are made.

  The Company has no comprehensive study or evaluation to determine the reliability of the AFIM or the frequency of false positives. A false positive is where a verification is sought and the person is identified as correct when it is not the person claimed. Management believes, based on the limited experience available, that AFIM does not yield false positives or false negatives at unsatisfactory levels.

  In addition, the Company intends to develop an AFIM version that, if successfully completed, will read and simultaneously digitize thumb prints and fingerprints on four fingers. To have this capability the Company will have to develop a different lens and to write software to read and to process a full set of fingerprints at one time. The Company believes a market for the full-print AFIM may exist.

  Another application of the AFIM technology is door or entry security. The AFIM would read a card on which the fingerprint of the person seeking entry would be encoded. The fingerprint of the person seeking entry as read by the AFIM would have to match the fingerprint digitized and encoded on the card. To be successful the Company believes that the door security adaptation must be compatible with or adaptable to other door entry security systems already in place. Development is ongoing.

  Another product based on AFIM technology is identity verification on computer networks or identification when data is transmitted or accessed. Under development is a smaller version of the AFIM that would fit into the tower or case of a personal computer or workstation. The AFIM would read the fingerprint to validate the identity of the user. Depending on the system protocols the person would then be allowed access to data, files, information or programs. Also, the identity verification, if development is completed, may validate the identity of the person either receiving or sending information.

  For future development and possible commercialization of the AFIM technology and the possible application the Company may attempt to enter into licensing agreements or joint ventures. Presently the Company is merely considering the possibility of licensing agreements or joint venture agreement. At this time there are no agreements to which the Company is a party for licensing, royalties, or joint venture projects.

Competition.

  The AFIM based products compete with a broad spectrum of products which verify identity. Competitors offer products based on some form of bio-metrics. Some competitors offer fingerprint based systems. The success of these other entities and the system used may, individually or collectively, significantly affect the Company's attempt to commercialize AFIM. The Company has no market studies to determine its relative position with its competitors in the market place. Some competitors have been in business longer, have more experienced personnel, have greater financial resources, and better name recognition in the marketplace.

Possible Advantages.

  The Company believes that when development is completed, AFIM products will be quicker, more reliable, and more cost-effective than other identification systems. The Company has no empirical data or statistics to support its belief.

Digital Wave Technology.

  Digital Wave Modulation technology may provide a new way of transmitting data. Basically different wave patterns are generated on the magnetic spectrum which may increase flows of data and information transmission and communication. More data will be transmitted in a shorter time period and speed may be increased.

  DWM technology is based on the transmission of symmetrical, asymmetrical, and reference waves that are combined and separated. The Company has a modem prototype that has the capability of sending and separating combined multiple waves. Depending upon frequencies and other factors the Company believes it can achieve transmission rates in excess of modems currently in use. Data transmission speed will depend on such factors as the transmission medium, frequencies used, and wave combinations. The rate of data transmission varies significantly depending on the communications medium used. When using plain old telephone system commonly known as "POTS" transmission rates will be slower. DWM is not compatible with the technology used in other modems.

  DWM can be used to transmit over any analog media including wireless. Because wave frequencies may be higher when sent through the air, wireless data transmission using DWM technology may transmit information at higher rates.

  Preliminary evaluations indicate that DWM technology may be used for data storage media which are magnetic based, such as floppy disks, hard drives, video cassettes, tapes etc. Because various forms of magnetic media store in analog format, DWM may increase the storage capacity of some magnetic based devices. DWM storage enhancement applications have not been fully developed and tested and may ultimately prove infeasible and impractical.

  DWM must be developed from a prototype to a commercially viable product. Even though the Company has a prototype, the Company makes no assurance that the DWM technology can be developed into a commercially viable product or products.

  If the research and development of the modem is successful and the Company then has a commercially viable product, the Company will consider various alternatives. It may seek a joint venture partner or it may license the technology to another company and attempt to structure a royalty payment to the Company in the licensing agreement. No plan has been adopted regarding the manufacturing, marketing, or distributing of the modem, when and if commercialization is achieved. No assurance can be given that the commercialization efforts for the modem will be successful or that the Company will be able to effectively penetrate and capture a share of the modem market. Any possible ventures are predicated on the Company developing a commercially viable product. Presently, the Company's efforts regarding DWM are directed primarily toward the DWM modem.

  Management believes that because of the increased amount of information that can be transmitted, other applications in the telecommunications industry may be feasible and beneficial. Again because of the sophisticated and high technology nature of this technology other applications may not ultimately be successful.

  The Company is a development stage company and its business is subject to considerable risks. The Company activities have not developed sufficient cash flows from business operations to sustain itself. The Company is small and has an extremely limited capitalization. Many of its actual and potential competitors have greater financial strength, more experienced personnel, and extensive resources available. Also, the Company is engaged in technological development. It is expensive to do research and development on new products or applications of new or existing technology. Resources can be used and depleted without achieving the desired or expected results. Also, because of the rapid development of technology the Company's products may become obsolete. Some of the Company's technology is revolutionary in that it is based on unconventional technological theories. The Company's business activities are subject to a number of risks, some of which are beyond the Company's control. The Company's future is dependent upon the Company developing products technologically complex and innovative products. The Company's future depends on its ability to gain a competitive advantage. Product development based on new technology is complex and uncertain. New technology must be applied to products that can be developed and then successfully introduced into and accepted in the market. The Company's results could be adversely affected by delay in the development or manufacture, production cost overruns, and delays in the marketing process.

  To the extent that this report contains forward-looking statements actual results could vary because of difficulties in developing commercially viable products based on the Company's technologies. The Company undertakes no obligation to release publicly the revisions of any forward-looking statements or circumstances or to report the non-occurrence of any anticipated events.

  Management of the Company has had limited experience in the operation of a public company and the management of a commercial enterprise large in scope.


  The Company's business, if its technological development is successful, will require the Company to enter new fields of endeavor and even new industries. The Company has not adopted a definitive plan establishing any order of product development or the priority it will follow in attempting to enter markets. Entry into new markets will have many risks and require significant capital resources. If the Company seeks funds from other sources, such funds may not be available to the Company on acceptable terms. Success will be dependent on the judgment and skill of management and the success of the development of any new products.

  The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees, particularly Neldon Johnson, President of the Company. The loss of Mr. Johnson would have a substantial, material adverse effect on the Company. The Company has no employment contract with Neldon Johnson.

  The Company is not insured against all risks or potential losses which may arise from the Company's activities because insurance for such risks is unavailable or because insurance premiums, in the judgment of management, would be too high in relation to the risk. If the Company experiences an uninsured loss or suffers liabilities, the Company's operating funds would be reduced and may even be depleted causing financial difficulties for the Company.

Patents and Trade Secrets.

  The Company has been assigned or will be assigned the rights to four U.S. patents and to three patents pending. One patent granted in November 1988 deals with the Self-Check System. The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale. Another patent pertain to the AFIM technology and two patents relate to the DWM technology. On June 17, 1997, the second patent was issued by the U.S. Patent office with patent number 5,640,422. The three patents pending relate to the DWM technology.

  The Company has not sought or received an opinion from an independent patent attorney regarding the strength of the patents or patents pending and the ability of the Company to withstand any challenge to the patent or any future efforts by the Company to enforce its rights under a patent or patents against others.

  The Company believes that it has trade secrets and it has made efforts to safeguard and secure its trade secrets. There can be no assurance that these safeguards will enable the Company to prevent competitors from gaining knowledge of these trade secrets and using them to their advantage and to the detriment of the Company.

  The Company relies heavily on its proprietary technology in the development of its products. There can be no assurance that others may not develop technology which competes with the Company's products and technology.

Future Funding

  Because the Company is a development stage company it will continue to need additional operating capital either from borrowings or the sale of additional equities. The Company has no present plans to borrow money or issue additional shares for money. In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital. The Company issued no shares of stock for these contributions. For fiscal year 1997 these contributions were approximately $1,401,695. Without these funds the Company most likely would have been unable to continue operations. No assurance can be given that these contributions to capital with no shares being issued will continue. No agreements or understandings exist regarding any future contributions.

General

  Registrant's principal executive offices are located at 512 South 860 East, American Fork, Utah 84003 and its telephone number is (801) 763-9965.

  The Company was founded in 1986 by Neldon Johnson to engage in the supermarket business. Since its formation the Company has developed technologies which are in different stages of development.

  From its inception the Company's primary activity the development of different technologies. To date the Company has not marketed a commercially acceptable product.

Employees

  The Company has twelve full-time employees and twelve part-time employees.

Warranty

  The Company's products has not set any warranty provisions but it is anticipated that the Company's warrant will be similar to warranties for competitive products in the market or industry. Typically warranties for electronics products are limited.


Marketing

  The Company has no full-time marketing personnel. Previously the Company entered into agreements with independent marketing representatives or entities. Because the development of the AFIM time clocks was delayed, the agreements with the independent marketing representatives have become stale. Approximately eighty representatives purchased an AFIM time clock at a price of $2,500. Most of the representative paid a down payment of $400 to $800 and the remaining balance was due within 90 days. The payments were suspended pending completion of modifications to the AFIM. The Company at its expense intends to retrofit any AFIM units previously purchased by the marketing represe ntatives. The retrofit will require all modifications and changes to the time clock to be made to the units. The Company believes that the cost to retrofit the units will not be significant.

  For the marketing of the Self-Check System the Company may sell franchises or may offer the equipment comprising the System to retailers. After the System has been operating for a time in the store located in Salem, Utah, the Company may develop a more definitive marketing plan and strategy.

  For the DWM technology the Company has not determined any definite marketing plan. The Company may seek joint venture partners, may license the product to others, or may seek to establish distribution channels. It is anticipated that any marketing efforts will require time and capital to develop.

Competition

  Because the Company's products are distinct, its products will face different competitive forces. AFIM competes with all forms and systems of identity verification. End users have different needs including cost, sophistication, degree of security, operational requirements, time for individual verification and convenience. The Company believes that no firm dominates the identity verification market.

  If the Company successfully completes the development of a commercially viable modem, the Company will face competition from large, well-established firms. These firms offer products with immediate name recognition and are established in the market place and are compatible with other modems.. The Company believes because of the speed at which its modem may operate it may have a competitive advantage. The Company has no marketing studies or market research reports to determine the acceptance of the modem in the market place or the best marketing strategy to follow. Further, no assurance can be given that the Company will be successful in its further development of the DWM produc ts.

  The Company has no market share for any products at this time.

  In marketing the Self-Check System the Company faces competition from major companies with established systems in the point of sale terminal market. Further, the process of customers checking out their purchases is a novel concept which is untested. Overcoming reluctance to change may be difficult. In addition, the System may not be compatible with or applicable to all types of retail operations. The Company will determine any marketing strategy it may pursue after the store in Salem, Utah, has been in operation. The Company may rely on prospects known to management or developed by word of mouth. The Company may develop a franchise program as a means to market and distribute the Self-Check System

Manufacturing and Raw Materials

  For production of the initial AFIM units the Company did the assembly. If the Company were successful in its marketing efforts and demand for the AFIM were to increase, the Company intends to use independent contract assemblers. AFIM is comprised of off the shelf components and proprietary components
developed by the Company which are then assembled.   The Company's proprietary
software controls AFIM's operations. The Company has no agreement with any independent contract assemblers. The Company has entered into agreements regarding the AFIM technology, but these agreements have been inactive pending further AFIM development.

  Management believes that the supplies and parts are readily available from sources presently used by the Company or from alternative sources which can be used as needed. The Comany has no backlog. During fiscal 1997 inventory of $108,093 relating to AFIM parts was written off.

  The Self-Check System is comprised of off-the-shelf parts and components. These parts are assembled into the Self-Check System. The Company's proprietary software ties together the individual components and operates the System. Scanners, video display terminals, and computers are available from several sources. The software and circuit boards used in the System are proprietary components developed by the Company. The circuit boards were specifically developed to interact with the various peripherals, the main computers and the check-out terminals. The circuit boards will be manufactured by the Company from off-the- shelf components and parts which the Company believes are readily available from a variety of sources. Only one Self-Check System has been assembled.

Research and Development

  The Company's primary activity is the development of its technologies. The industries may be subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 1997, 1996 and 1995, research and development expenses were $658,198, $382,327 and $39,430. respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design possible enhancements and modifications.

Immediate Plans

  Over the next twelve months the Company intends to continue the research and development of its technologies. For the DWM technology and the fingerprint identification technology the Company's goal is to complete the development of one or more products that can then be marketed. For the Self-check System the Company will implement the test program at the store in Salem, Utah. The Company may determine its marketing strategy based on the results from the operations. The Company has no immediate plans to increase or decrease the number of employees.

Acquisition of Technology

  The Company exchanged 6,000,000 shares of common stock and 1,000,000 shares of Series 1 Class A Preferred Stock for technology related to AFIM and DWM as well as $468,458 of obligations owed to the Company's president. The transaction took effect as of June 30, 1996. The shares of Preferred Stock have ten votes for each share and vote with the common stock on all matters.

Government Regulation

  The Company's activities may be subject to government regulation. If the Company franchises the Self-Check System it will have to comply with applicable federal and state law. Depending on the nature of its activities in data transmission, the Company may need approval or authorization from the Federal Communications Commission.

Year 2000

  The Company does not anticipate incurring any substantial expenses to modify its software or operations to adjust for the year 2000.

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

  The Company in August 1996 became aware that the U. S. Securities and Exchange Commission ("SEC") issued a private formal order of investigation to determine if there have been violations of the federal securities laws. In particular, the formal order addresses possible violations of the registration provisions of the 1933 Act and the anti-fraud provisions of the Securities
Exchange Act of 1934 ("1934 Act").   The Company can not determine the status
of the SEC investigation.

  In April 1997 the Company was named in a defendant in an action caption Alarm Control Company v. International Automated Systems, Incorporated. The complaint claims breach of contract and seeks $60,000 plus interest from the Company. The action was in the Third District Court of Salt Lake County, State of Utah. The Company intends to vigorously defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matter

Presently Registrant's common stock is traded on the NASD Electronic Bulletin Board under the symbol "IAUS". The table below sets forth the closing high and low bid prices at which the Company's shares of common stock were quoted during the quarter identified. The trades are in U. S. dollars but may be inter-dealer prices without retail mark-up mark down or commission and may not even represent actual transactions.

                                         High                    Low
Fiscal 1997

June 30, 1997                      $6.375              2.875
March 31, 1997                     7.75                2.75
December 31, 1996                8.68               4.00
September 30, 1996             27.00                4.50

Fiscal 1996

June 30, 1996                      47.50                   10.00
March 31, 1996                   35.00                   12.50
December 31, 1995              17.00                     5.00
September 30, 1995               7.00                     2.875

  The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 1997, the Company had approximately 780 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

  As of September 30, 1997, Registrant had 15,255,361 shares of common stock issued and outstanding. Of these shares approximately 2,770,351 shares were free trading shares. There were approximately 4,274,261 shares of common stock held by non-affiliates of that amount approximately 1,503,910 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act. As of September 30, 1997, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-two shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than two years. These shareholders satisfy the two year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

  Sales pursuant to the provisions of Rule 144 sold into the trading market could adversely affect the market price. The Company's shares trade on the NASD Electronic Bulletin Board. The per share price in an auction market is based in part on supply and demand. If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions of Rule 144 and in particular subsection 144(k), the market price of the shares of common stock of the Company will be adversely affected.

DIVIDENDS

Registrant has not declared or paid any dividends to holders of its common stock. In the future it is unlikely that the Company will pay any dividends.

Item 6.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


                                                    General

  Historically, the Company's activities have been dominated by its research and development. As a result there have not been revenues and costs associated with operations. The Company has limited experience regarding profit margins or costs associated with operating a business.

Results of Operations

Fiscal year ended June 30, 1997

  Operations during the year ended June 30, 1997, pertained to research and development and other activities. Research and development expenses were $658,198 increasing by $275,871. The increase was attributable to development regarding of the Company's technologies. General and administrative expenses increased from $356,554 to $660,360 during fiscal 1997. The increase was a result of product development and research. For 1997 fiscal year total income was $19,043; cost of sales was $123,818, which included a write down in the carrying value of inventories of $108,093; total expenses were $1,328,670 resulting in a net loss of $(1,427,751). The net loss increased from $(687,189) to $(1,427,751) because of the increased research and development expense and general and administrative expenses. For fiscal 1997 the loss per share was $(0.09) compared to $(0.04) for the same period a year earlier. Revenues decrease because of the continuing delays in product development.

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

  For the year ended June 30, 1996, the Company had a net loss of $(687,189) compared to a net loss of $(201,222) a year earlier. The net loss per share was $(.04) in fiscal 1996 compared to $(.01) in fiscal 1995.

Liquidity and Capital Resources

  The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing programs, and establish any distribution
networks.   As of June 30, 1997, the Company has current assets of $141,736 and total assets of $486,987. Current liabilities were $41,012 and total liabilities of $47,233. The current ratio of current assets to current liabilities is approximately 3.4. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

 In the past the Company's president and others advanced funds to the Company to fund its operations. Mr. Johnson and the Company have no formal agreement as to any future loans or advances. The Company has no line of credit with any financial institution. The Company believes that until it has operations and revenues consistently, it will be unable to establish a line of credit from conventional sources.
  The Company is unable to predict when any products will commence to contribute to revenues. No assurance can be given that the objectives will be achieved.

Prior Adjustment

  The financial statements have been restated to adjust the accounting for the issuance of stock rights to acquire 50,261 shares of common stock, at a grant price less than market value to certain individuals. The restatement affected a decrease in net income by $120,283 for the period ended June 30, 1995, and $6,750 for the period ended June 30, 1994. The adjustment has no effect on income taxes for the periods mentioned. The financial statements have been restated to reflect the adjustment.

Stock issuance

  The Company issued a total of 69,261 shares of common stock to nine people for services rendered and for the exercise of stock rights. The individuals have had a prior relationship to the Company either as a consultant or as an employee.

  This report contains forward looking statements regarding the Company's plans, objectives, expectations and intentions. All forward looking statements are subject to risks and uncertainties that could cause the Company's actual results and experience to differ materially from such projections. Such risks include delays in product development, the development of marketing and distribution channels, and market acceptance of its products. Other risks may be beyond the control of the Company.

 Item 7. Financial Statements

  The financial statements are filed as part of this Annual Report on Form
10-KSB.

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                  (801) 532-2200
MEMBER OF AICPA DIVISION OF FIRMS                Fax (801) 532-7944
MEMBER OF SECPS                345 East 300 South, Suite 200
MEMBER OF SUMMIT INTERNATIONAL ASSOCIATES  Salt Lake City, Utah 84111-2693



REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
International Automated Systems, Inc.

We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1997 and 1996, and for the period from September 26, 1986 (date of inception) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from September 26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in
Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, and for the period September 26, 1986 through June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electronic security and communication equipment. As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 12, 1997



           INTERNATIONAL AUTOMATED SYSTEMS, INC.
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                       JUNE 30, 1997

                           ASSETS

Current Assets
     Cash and cash equivalents                $   7,758
     Receivable from sales representatives,
      net of allowance for doubtful
      accounts of $40,783                           -
     Prepaid expenses                            14,813
     Inventory                                  108,092
     Related party receivable                    11,073
                                  ---------
          Total Current Assets                  141,736
                               ---------
Property and Equipment
     Computer and electronic equipment         137,162
     Furniture and fixtures                     20,982
     Automobiles                                21,657
     Leasehold improvements                     18,238
                               --------
          Total Property and Equipment         198,039
     Accumulated depreciation                  (74,288)
                               --------
          Net Property and Equipment           123,751
                               --------
Other Assets
     Patents, net of accumulated
       amortization of $24,867                 211,500
     Franchises                                 10,000
                               --------
          Total Other Assets                   221,500
                               --------
Total Assets                                  $486,987
                               ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                         $   30,426
     Current portion of long-term debt             4,045
     Accrued payroll expenses                      6,541
                                  ----------
          Total Current Liabilities               41,012
                               ----------
Long-Term Note Payable                             6,221
                               ----------
          Total Liabilities                       47,233
                               ----------
Stockholders' Equity
     Preferred stock, Class A, no par
      value,  5,000,000 shares
      authorized, 1,000,000 shares
      issued and outstanding                     292,786
     Common stock, no par value,
      45,000,000 shares authorized,
      15,255,361 shares issued and
      outstanding                              2,839,727
     Deficit accumulated during the
      development stage                       (2,692,759)
                                  ----------
          Total Stockholders' Equity             439,754
                               ----------
Total Liabilities and
 Stockholders' Equity                         $  486,987
                               ==========

The accompanying notes are an integral part of these financial statements.



                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS

                                                            Cumulative
                                                           For the Period
                                                              September 26,
                                                          1986 (Inception)
                                    For the Years Ended       Through
                                         June 30,           June 30, 1997
                                       1997         1996     As Restated
                             -----------  -----------  -----------
Revenue
  Sales                            $    19,043  $    88,922  $   107,965
  Equipment lease income
   from related party                     -           8,000       20,000
                       -----------  -----------  -----------
   Total Revenue                        19,043       96,922      127,965

Cost of Sales, including
 write down of carrying
 value of inventories of
 $108,093 during 1997                  123,818       51,297      175,115
                       -----------  -----------  -----------
Gross Profit (Loss)                   (104,775)      45,625      (47,150)
                       -----------  -----------  -----------
Operating Expenses
  General and administrative
   expense                             660,630      356,554    1,282,641
  Research and development
   expense                             658,198      382,327    1,336,001
  Amortization expense                   9,842        1,848       26,747
                       -----------  -----------  -----------
     Total Operating Expenses        1,328,670      740,729    2,645,389
                       -----------  -----------  -----------
Net Operating Loss                  (1,433,445)    (695,104)  (2,692,539)

Other Income and (Expense)
  Interest income                        7,247        9,187       18,346
  Interest expense                      (1,553)      (1,272)     (18,566)
                       -----------  -----------  -----------
     Net Other Income
      and (Expense)                      5,694        7,915         (220)
                       -----------  -----------  -----------
Net Loss                           $(1,427,751) $  (687,189) $(2,692,759)
                       ===========  ===========  ===========
Net Loss Per Share                 $     (0.09) $     (0.04) $     (0.17)
                          ===========  ===========  ===========
Common Shares Used In
 Per Share Calculation              16,255,361   16,186,100   16,255,361
                       ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.



                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF STOCKHOLDERS' EQUITY



      Deficit


    Accumulated


       During
                               Preferred Stock         Common Stock
Stock      Development
                              Shares     Amount     Shares     Amount
Rights        Stage
                       ---------  ---------  ----------  ---------  ---------
-----------
BALANCE - September 26, 1986      -     $    -           -     $    -
-     $      -

Stock issued for cash
 September 1986 -
   $0.002 per share               -          -      5,100,000     11,546
-            -
 September 1988
  (Net $38,702 of
  offering costs) -
  $0.32 per share                 -          -        213,065     67,964
-            -
 December 1988 (Net
  $6,059 of offering
  costs) - $0.32 per
  share                        -          -         33,358     10,641
-         -
 March 1989 (Net $4,944
  of offering costs) -
  $0.32 per share                 -          -         27,216
8,681     -         -
 June 1989 (Net $6,804
  of offering costs)
  $0.32 per share                 -          -            37,461
11,950     -         -
Stock issued for services
 September 1986 -
  $0.002 per share                -          -        300,000
679        -         -
 June 1989 - $0.32                -          -          5,000      1,595
-         -
Net loss for the period
  from September 26, 1996
  through June 30, 1990           -          -           -
-           -       (192,978)
                    ---------  ---------  ----------  ---------  ---------
-----------
BALANCE - JUNE 30, 1990           -          -      5,716,100
113,056        -       (192,978)

Stock issued for cash
 January 1994 - $0.40
  per share                       -          -         59,856
23,942        -           -
 May 1994 - $0.20 per
  share                           -          -        137,500
27,500        -           -
Stock issued for services
 April 1991 - $0.10 per
  share                           -          -        300,000
30,000        -           -
 January 1995 - $1.00 per
  share                           -          -        100,000
100,000        -           -
Stock issued to satisfy
 liabilities
 June 1991 - $0.03 per
  share                           -          -      2,700,000
78,101        -           -
Purchase and retirement
 of treasury stock
 December 1991 - $0.49
  per share                       -          -         (5,000)
(2,425)       -           -
 December 1992 - $0.49
  per share                       -          -         (1,856)
(900)       -           -
Net loss for the period
  from July 1, 1990
  through June 30, 1995           -          -           -
-          -       (257,808)
                     ---------  ---------  ----------  ---------  ---------
-----------
BALANCE - June 30, 1995
 As Previously Reported           -          -      9,006,600
369,274        -       (450,786)

 Prior Period Adjustment
  - Error for
  failure to record
   compensation related
  to grant of stock rights
   May 1994 - $0.50
     per share                    -          -           -         6,750
13,500       (6,750)
   June 1995 - $3.00
    per share                     -          -           -        95,283
31,761      (95,283)
   August 1995 - $5.00
    per share                     -          -           -        25,000
5,000      (25,000)
                        ---------  ---------  ----------  ---------
---------  -----------
BALANCE -  June 30, 1995
 As Rrestated                     -          -      9,006,600    496,307
50,261     (577,819)

Stock issued for cash
 January 1996 - $3.86 per
  share (Net of $24,387
  of deferred offering
    costs)                        -          -        179,500    693,613
-            -
 Stock issued as part
  of reorganization
  - Note 2
   Various dates -
    $0.02 per share          1,000,000    292,786   6,000,000    175,672
-           -
Net loss                          -          -           -          -
-        (687,189)
                      ---------  ---------  ----------  ---------  ---------
-----------

BALANCE - June 30, 1996      1,000,000    292,786  15,186,100   1,365,59
50,261   (1,265,008)

Stock rights exercised
 May 1997                         -          -         36,761       -
(36,761)        -
 June 1997                        -          -         13,500       -
(13,500)        -
Stock issued for services
  May 1997 - $4.13 per
   share                 -          -         14,000     57,750
-              -
 June 1997 - $2.94
  per share                       -          -          5,000     14,690
-         -
Contributed Capital - No
 shares issued                    -          -           -     1,401,695
-            -
Net Loss                          -          -           -         -
-      (1,427,751)
                    ---------  ---------  ----------  ---------  --------
------------
BALANCE - June 30, 1997      1,000,000  $ 292,786  15,255,361  $2,839,72
-    $ (2,692,759)
                             =========  =========  ==========  =========
========  ============
The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS


                                                              Cumulative
                                                             For the Period
                                                              September 26,
                                                            1986 (Inception)
                                        For the Years Ended      Through
                                              June 30,        June 30, 1997
                                 1997         1996     As Restated
                          -----------  -----------  -----------
Cash Flows From Operating Activities
 Net loss                             $(1,427,751)  $ (687,189) $(2,692,759)
 Adjustments to reconcile
  net income to net cash
  provided by operating activities:
  Allowance for doubtful accounts          39,193        1,590       40,783
  Amortization                              9,842        1,848       26,747
  Depreciation                             33,099       22,816       74,288
  Stock based compensation                 72,440          -        331,747
 Change in assets and liabilities:
  Inventory                               123,822     (231,914)    (108,092)
  Sales representatives receivable         (8,914)     (31,869)     (40,783)
  Prepaid expenses                         (7,554)      (7,259)     (14,813)
  Accounts payable                        (11,655)      33,599       30,426
  Deferred revenue                           -          (8,000)        -
  Accrued liabilities                       4,605        1,936        6,541
                          -----------  -----------  -----------
 Net Cash Used By Operating
   Activities                       (1,172,873)    (904,442)  (2,345,915)
                          -----------  -----------  -----------
Cash Flows From Investing Activities
 Purchase of property and equipment       (25,274)     (96,215)    (178,682)
 Purchase of rights to technology         (69,059)    (135,892)    (236,367)
 Organization costs                          -            -          (1,880)
 Purchase of franchise rights             (10,000)        -         (10,000)
 Proceeds to related party                (11,073)        -         (11,073)
                          -----------  -----------  -----------
 Net Cash Used By Investing
  Activities                             (115,406)    (232,107)    (438,002)
                          -----------  -----------  -----------
Cash flows From Financing Activities
 Proceeds from issuance of
  common stock                               -         693,613      912,346
 Proceeds from advance from
  controlling shareholder                 753,937    1,116,216    1,870,153
 Payments for treasury stock                 -            -          (3,325)
 Payments for stock offering costs           -            -         (56,509)
 Proceeds (payments) from net
  borrowings from related party              -        (134,029)      78,101
 Payments on note payable                  (3,747)      (3,453)      (9,091)
                          -----------  -----------  -----------
 Net Cash Provided By Financing
  Activities                              750,190    1,672,347    2,791,675
                             -----------  -----------  -----------
Net Increase (Decrease) In Cash          (538,089)     535,798        7,758

Cash and Cash Equivalents at
 Beginning of Period                      545,847       10,049         -
                            -----------  -----------  -----------
Cash and Cash Equivalents at
 End of Period                        $     7,758  $   545,847  $     7,758
                          ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.



           INTERNATIONAL AUTOMATED SYSTEMS, INC.
               (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE FINANCIAL STATEMENTS
                   JUNE 30, 1997 AND 1996


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  ORGANIZATION - International Automated Systems, Inc. (the
  "Company") was incorporated in the State of Utah on September 26, 1986. The principals of the Company have been involved in the research and development of electronic security and communication equipment as well as an automated self check-out system for retail stores for the past nine years. The Company is deemed to be in the development stage and its activities to date, consist of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment and developing a business plan.

  BASIS OF PRESENTATION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 1997 and 1996, the Company incurred net losses of $1,427,751 and $687,189, respectively, and as of June 30, 1997, the Company's losses accumulated from inception totaled $2,692,759. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

  FINANCIAL INSTRUMENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has entered into a sweep account arrangement whereby excess funds are invested in U.S. Government obligations on a daily basis. Those investments are considered cash equivalents at June 30, 1997.

  The amounts reported as cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair values presented herein were based on market information and management's estimates.

  CONCENTRATION OF CREDIT RISK - The Company's sales relate to its automated fingerprint identification machines which are sold primarily throughout the United States.

  INVENTORY - Inventory consists of raw materials and finished goods pertaining to the Company's automated fingerprint identification machine. Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method. Inventory consisted of the following at June 30, 1997:

     Raw materials                  $ 68,507
     Finished goods                   39,585
                        --------
     Total Inventory                $108,092
                           ========

  A write down of $108,093 was recorded to reduce inventory amounts to its fair market value.

  RECEIVABLE FROM SALES REPRESENTATIVES - Sales representatives are independent contractors of the Company who locate potential buyers of the automated fingerprint identification machine. As part of their agreement with the Company, they each purchased a machine for $2,500 with a $400 to $800 down payment required. If the remaining balance is not paid within 90 days a $1,000 finance charge is added to the outstanding balance. The income relating to the finance charge will not be recognized until payments are received. The Company has established a payment plan whereby the sales representatives can pay $90 a month until the balance is satisfied; these payments have been suspended until further modifications to the automated fingerprint identification machine are completed. Since no payments have been received during fiscal year 1997, no collections are expected by Management and all receivables are over 90 days, an allowance for doubtful accounts has been established in the amount of $40,783 relating to these accounts, of which $39,193 and $1,590 was charged to bad debt expense during the period ended June 30, 1997 and 1996. The
  Company has no other trade receivables at June 30, 1997.

  PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 1997 and 1996 was $33,099 and $22,816, respectively.

  Effective July 1, 1996, the Company adopted statement of
  Financial Accounting Standards No. 121, "Accounting for the
  Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that impairment losses be recorded when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this standard did not have a material impact on the Company's operating results or financial position.

  REVENUE RECOGNITION - Sales are recognized upon delivery and acceptance of the automated fingerprint identification machine.

  ADVERTISING COSTS - Advertising costs are expensed when incurred.
  Advertising expense was $16,898 and $117,813 for the years ended
  June 30, 1997 and 1996.

  INCOME TAXES - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

  LOSS PER SHARE - Net loss per share is computed using the weighted averaged number of common shares outstanding during the period. Such computation includes all common and common equivalent shares as if they were outstanding for all periods presented, using the treasury stock method. The preferred stock has been considered to be equivalent of common stock; therefore, the preferred stock was added to the number of common shares based on voting rights.

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

  RECLASSIFICATION - Certain previously reported amounts have been reclassified to conform to the June 30, 1997 presentation. These reclassifications had no effect on previously reported net income.

NOTE 2--REORGANIZATION

  In November 1996, the Company entered into a reorganization agreement with Mr. Neldon Johnson, which was effective June 30, 1996. Mr. Johnson, prior to the reorganization, owned a majority of the common stock of the company. The purpose of the reorganization was to transfer ownership of all patents relating to the automated fingerprint identification machine technology and the digital wave technology owned by Mr. Johnson to the Company and to satisfy $468,458 of a liability payable to Mr.
  Johnson in the amount of $1,116,216 in exchange for the issuance of 1,000,000 preferred shares and 6,000,000 common shares of the Company. The remaining $647,758 which was advanced by Mr. Johnson in June 1996 was a prepayment to be used by the Company for future research and development to be performed for Mr. Johnson.
  when the parties agree that the research has been performed, the Company will invoice Mr. Johnson. During the year ended June 30,
  1997 the advance of $647,758 was invoiced along with an additional
  $753,937 which was paid during the year. However, the invoicing of Mr. Johnson and the settlement of the advance will be accounted for as the conversion of the advance to stockholders' equity as additional paid-in capital for financial reporting purposes.

  During the period of time that Mr. Johnson advanced the $468,458 to the company, he held a controlling ownership interest in the Company, and he held an 80 percent interest in the transferred technology through his ownership interest in the Company after the transaction. The reorganization is therefore an exchange between enterprises under common control and, accordingly, the patents were recorded at Mr. Johnson's historical cost, which was $0. The preferred and common shares are presented in the accompanying financial statements as having been issued on the various dates during the year ended June 30, 1996 when the Company received the cash advances.

NOTE 3--PREFERRED STOCK

  The preferred shares have equal dividend rights to the common shares, are not convertible into common shares and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares. The proceeds from the issuance of the preferred and common shares were allocated based on the respective voting rights of the shares issued.

NOTE 4--RELATED PARTY TRANSACTIONS

  During the year ended June 30, 1997, the Company advanced a corporation controlled by the Company's controlling shareholder
  $11,073. The advance was paid off in August 1997.

  See Note 2 for various advances during the period ended June 30, 1997 and 1996 from Mr. Johnson converted to shares of preferred stock and common stock.

  The Company paid $134,029 in net short-term cash advances from a shareholder during the year ended June 30, 1996. These advances were utilized to finance the operations of the Company and the research and development activities discussed in Note 7.

  During the years ended June 30, 1997 and 1996, the Company leased electronic equipment to a majority shareholder for use in his store on a test basis. $200 and $8,000 have been recognized as revenue for the years ending June 30, 1997 and 1996, respectively.

NOTE 5--NOTE PAYABLE

  At June 30, 1997, the Company had a note payable to a bank, secured by a vehicle, with monthly payments of $394, including interest at 8%, through November 1999 in the amount of $10,266.

  Annual maturities of this note payable for the next three years are as follows:

   Year Ending June 30,                        Amount
    -------------------                      ---------
           1998                              $   4,045
           1999                                  4,381
           2000                                  1,840
                                 ---------
                                    $  10,266
                              =========

NOTE 6--INCOME TAXES

  The Company did not have a current or deferred provision for income taxes for the years ended June 30, 1997 and 1996. The following presents the components of the net deferred tax asset at June 30, 1997:

     Operating loss carryforwards            $ 203,254
     Write off of inventory                     32,429
     Allowance for doubtful accounts            12,235
     Accumulated depreciation/amortization        (840)
                                ---------
   Net Deferred Tax Assets Before
      Valuation Allowance                      247,078

       Less: Valuation Allowance              (247,078)
                              ---------
     Net Deferred Tax Asset                  $    -
                                 =========

   The valuation allowance decreased $96,092 and increased $203,001 during the years ended June 30, 1997 and 1996, respectively. The
  Company has net operating loss carryforwards of $677,513 that expire, if unused, in years 2002 through 2012.

  The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 1997 and 1996:

                                            June 30,
                                      1997      1996
                         ----------   ----------
   Income tax benefit at
      statutory rate (34%)           $ (485,435)  $ (233,644)
   Current operating loss
      not recognized                        727       74,216
   Deferred tax valuation
      allowance change                  (96,734)     140,557
     Non deductible expenses/
      taxable income                    478,256          130
     Effect of lower tax rates          103,186       18,741
                           ----------   ----------
   Provision for Income Taxes        $     -      $     -
                         ==========   ==========

NOTE 7--PATENTS AND FRANCHISE RIGHTS

  The Company's policy on recording patent and franchise costs is to capitalize legal fees incurred in obtaining patents and franchises in the United States and other countries. Costs incurred to develop the technology were recognized as research and development expense by the Company when incurred. The patents and franchises are being amortized on a straight-line basis over a 17-year life.

NOTE 8--RESEARCH AND DEVELOPMENT EXPENSE

  Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of both the Automated
  Fingerprint Identification Machine technology and the Digital
  Wave Modulation technology. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $658,198 and $382,327 for the fiscal years ended June 30, 1997 and 1996, respectively.

NOTE 9--OPERATING LEASES

  The Company leases building and office equipment with lease terms ranging from month to month to five years. These leases are accounted for as operating leases.

  Commitments for future minimum rental payments required under operating leases are as follows:

       For the Period
       Ended June 30,
       --------------
             1998                          $ 12,591
             1999                            12,591
             2000                            12,591
             2001                            11,148

  Rental expense during the years ended June 30, 1997 and 1996 were $22,817 and $17,382, respectively.

NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION

  During the year ended June 30, 1997 and 1996, the Company paid
  $1,553 and $1,272 in interest.

  As further discussed in Note 2, $1,401,695 and $468,458 of advances from a related party have been converted to shares of preferred stock and common stock during the years ended June
  30, 1997 and 1996.

  During the year ended June 30, 1997, the Company issued 19,000 shares with values ranging from $2.94 to $4.14 for various services.

  Since inception, the Company has issued 774,261 shares of common stock valued at an average of $0.43 per share for services.

  During June of 1991, the Company issued 2,700,000 shares of common stock to satisfy amounts owed to a majority shareholder in the amount of $78,101.

NOTE 11--CONTINGENCY

  On July 2, 1996, a class action law suit was filed against the Company by shareholders for securities violations. The class action has been brought on behalf of all persons and entities who purchased shares of common stock from April 13, 1996 to June 27, 1996. The suit is seeking damages incurred based on the decrease in the Company's stock price because of alleged material misrepresentations by the Company regarding new technology developed by the Company. This action is in its preliminary stages. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

  During the year ended June 30, 1997, a breach of contract action was filed against the Company by a vendor whom the Company contacted to design and build specialized computer hardware and software. The suit is for $60,000. The Company has filed a counter-claim for damages incurred due to alleged defective and untimely performance. This action is in its preliminary stages. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

  On August 13, 1996, the Company was served a formal order of private investigation by the US Securities and Exchange
  Commission (SEC). To date, the SEC has issued a subpoena requiring the production of certain documents. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

NOTE 12--PRIOR PERIOD ADJUSTMENT

  The accompanying financial statements have been restated to correct an error in 1995 and 1994. The error was a failure to account for the issuance of stock rights, to acquire 50,261 shares of common stock, with a grant price less than market value. The effect of the restatement was to decrease net income by $120,283 for the period ended June 30, 1995 and $6,750 for the period ended June 30, 1994. The adjustment did not have any effect on income taxes for the periods ended June
  30, 1995 and 1994. The accompanying balance sheet and related statements of operations, stockholders' equity, and cash flows have been restated to reflect this adjustment.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

  During the fiscal year 1997 there were no changes or disagreements with the accountants, Hansen, Barnett and Maxwell.

PART III.

Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Directors and Officers

The executive officers and directors of the Company are as follows:

 Name                              Age         Position with the Company

Neldon Johnson              51     Chairman of the Board of Directors and
President

Ina Johnson                   49     Secretary and Director

Donnel Johnson                 32     Director and Vice-President

Christopher Taylor             28     Director

Stacy Curtis Snow              31     Director

Randale Johnson              28     Vice-President

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

  Donnel Johnson is the son of Neldon Johnson and Ina Johnson. He has been a director of the Company since May 1996. He received a bachelor's degree in Electrical Engineering from Brigham Young University in 1991. He has been an employee of the Company since 1991.

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

 Randale P. Johnson is the son of Neldon Johnson and Ina Johnson. He has been an officer since June 1996. His responsibilities include marketing and administration. Mr. Johnson who will hold an associate degree in Computer
Science and has four years of experience in the computer industry. He joined the Company in 1996.

 None of the officers or directors of the Company has during the past five years, been involved in any events such as petitions in bankruptcy, receivership or insolvency, criminal proceedings or proceedings relating to securities violations.

Significant Employees and Managers

  Monty Hamilton, age 57, is an employee having responsibilities for marketing. Mr. Hamilton holds a Master of Business Administration and a B.S.
degree in Banking and Finance from the University of Utah. He joined the Company in 1996. From 1987 to 1995 Mr. Hamilton was an account executive with a securities broker-dealer.

Item 10. Executive Compensation

  Currently the Company has no employment agreement with any of its officers,
directors or employees.   During the year ended June 30, 1997, Neldon Johnson,
who is an officer and a director of the Company, received benefits of $ 3,168.
Mr. Johnson received no other compensation for his services to the Company.
That same amount is attributable to his wife Ina Johnson, who is an officer and a director of the Company.  Mr. Johnson received no salary.

Employment Agreements

  The Company has no employment agreements or contracts with any employees.
Each employee has signed a non-disclosure agreement with the Company.  The
Company has no stock option or incentive plans. There are no warrants or options issued or outstanding as of June 30, 1997.

Item. 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 1997, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address of          Number of        Percent (1)
Beneficial Owner          Shares Owned

Neldon Johnson
512 South 860 East
American Fork, Utah          10,900,000      71

Donnel Johnson
512 South 860 East
American Fork, Utah                 47,400            .3

Christopher Taylor
512 South 860 East
American Fork, Utah                      700

S. Curtis Snow
512 South 860 East
American Fork, Utah                    6,000

Randale Johnson
512 South 860 East
American Fork, Utah                                       37,000           .2

Directors and Officers as a Group
5 persons               10,991,100           72




(1) Based on 15,255.361 shares of common stock issued and outstanding, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters.
Mr. Neldon Johnson has approximately 83 per cent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together. Other than Mr. Neldon Johnson the Company is unaware of any other persons holding five per cent or more of the Company's issued and outstanding securities.

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

  The Company's Self-Check System is being installed in a grocery store under construction in Salem, Utah. The store will operate under the name of U-Check. Mr. Neldon Johnson, the Company's president, owns the real property and the business of U-Check. Articles of Incorporation have been filed for U-Check, Inc. No written agreement has been entered into between the Company and Mr. Johnson. Mr. Johnson will purchase the equipment from the Company at a price yet to be determined, but the price should exceed the Company's costs. In addition, the Company and Mr. Johnson will enter into a written software licensing agreement for the Self-Check System.

  During fiscal 1997 the Johnson family contributed funds to the Company in the amount of $1,401.695. The Company issued no shares for the funds received.

PART IV

Item 13.  Exhibits and Reports on From 8-K

a. Exhibits

3.(i)     *Certificates of Articles of Incorporation

3.(ii)     *By-laws.

3.(iii)     *Notification of Series 1 Class A Preferred Stock

4.(i)     *Specimen Certificate of Common Stock.

4(ii)     *Form of Warrant Purchase Option to be issued to
Underwriter.
10.(i)     *Consulting Agreement with Wilson-Davis

10.(a)   *Agreement with Company Officer

10.(11)   *Assignment of Patent.

99(1)      *Patent No. 5,598,474
   (2)        Patent No. 5,640,422

27           Financial Data Schedule

*This document was previously filed with the Commission and is incorporated in this report by reference.

b. Reports on Form 8-K.

  During the quarter ended June 30,  1997, Registrant filed no report on Form
8-K.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERNATIONAL AUTOMATED SYSTEMS, INC.

                     Neldon Johnson
                    NELDON JOHNSON
                    Title:  President, Chief Executive Officer, and Chief
                                                  Financial Officer (Principal
Executive and Financial Officer)


                     Date: October 27, 1997





               DIRECTORS


                                                Neldon Johnson
                              NELDON JOHNSON
                              Title:  Director

                              Date: October 27,
1997


                                                            Ina
Johnson
                              INA JOHNSON
                              Title:  Director

                              October 27, 1997



                              Donnel Johnson
                              DONNELL R. JOHNSON
                              Title:  Director

                              Date: October 27, 1997



                              Christopher J. Taylor
                              CHRISTOPHER J. TAYLOR
                              Title: Director

                              Date: October 27,
1997


                              S. Curtis Snow
                              S. CURTIS SNOW
                              Title:  Director

                              Date: October 27,
1997

