Form 10QSB
period 1997-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1997-11-17
CIK 820380

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

     For Quarter Ended  September 30, 1997

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


     As of November 10, 1997, Registrant had 15,255,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.




     PART I
     ITEM I - FINANCIAL STATEMENTS

          The condensed financial statements included herein have been prepared by International Automated
     Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

          In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company, the results of its operations and cash flows have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

          The Company is a development stage company.
     Historically its primary activities have been research and development of high technology which can be applied to develop commercial products. Such development has significant risks.


                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                     September 30,  June 30,
       					                              1997        1997
                            				      -----------  -----------

                                  ASSETS
Current Assets
 Cash and cash equivalents            $     5,507  $     7,758
 Receivable from sales
  representatives, net of
     allowance for doubtful
    accounts of $40,783                      -            -
    Related party receivable                1,304       11,073
 Prepaid expenses                           9,740       14,813
 Inventory                                108,092      108,092
                     			              -----------  -----------
   Total Current Assets                   124,643      141,736
                            				      -----------  -----------
Property and Equipment
 Computer and electronic equipment        137,973      137,162
 Furniture and fixtures                    20,982       20,982
 Automobiles                               21,657       21,657
 Leasehold improvements                    18,238       18,238
                            				      -----------  -----------
   Total Property and Equipment           198,850      198,039
 Accumulated depreciation                 (82,906)     (74,288)
                            				      -----------  -----------
   Net Property and Equipment             115,944      123,751
                            				      -----------  -----------
Other Assets
 Patents, net of accumulated
   amortization of $27,460 and
   $24,867, respectfully                  212,762      211,500
 Franchises                                10,000       10,000
                            				      -----------  -----------
 Total Other Assets                       222,762      221,500
                            				      -----------  -----------
Total Assets                          $   463,349  $   486,987
                            				      ===========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                     $    24,179  $    30,426
 Current portion of long-term
   notes payable                            4,045	       4,045
 Accrued liabilities                        5,662	       6,541
 Advance from majority
   shareholder                              8,000         -
                            				      -----------   ----------
 Total Current Liabilities                 41,886       41,012

Notes Payable                               5,238        6,221
                            				      -----------  -----------
   Total Liabilities                       47,124       47,233
                            				      -----------  -----------
Stockholders' Equity
 Preferred stock, Class A,
   no par value, 5,000,000
   shares authorized, 1,000,000
   shares issued and outstanding          292,786      292,786
 Common stock, no par value,
   45,000,000 shares authorized,
   15,255,361 shares issued and
   outstanding                          3,072,412    2,839,727
 Deficit accumulated during the
   development stage                   (2,948,973)  (2,692,759)
                            				      -----------  -----------
    Total Stockholders' Equity            416,225      439,754
                            				      -----------  -----------
Total Liabilities and
  Stockholders' Equity                $   463,349  $   486,987
                            				      ===========  ===========

The accompanying notes are an integral part of these financial statements.



                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                     Cumulative
                                                   For the Period
                                                   From Inception
                                                (September 26, 1986)
                               For the Three Months    Through
                                Ended September 30,  September 30,
                                 1997        1996        1997
                     			      ----------  ----------  -----------
Revenue
 Sales                        $      400  $    9,885  $   108,365
 Equipment lease income
    from related party              -           -          20,000
                     			      ----------  ----------  -----------
  Total Revenue                      400       9,885      128,365

Cost of Sales                        350       5,683      175,465
                     			      ----------  ----------  -----------
Gross Profit (Loss)          	      50       4,202      (47,100)
                   			      ----------  ----------  -----------
Operating Expenses
 General and administrative
   expense                       135,477     114,542    1,418,118
 Research and development
   expense                       118,106     205,408    1,454,107
 Amortization expense              2,593         462       29,340
                     			      ----------  ----------  -----------
  Total Operating Expenses       256,176     320,412    2,901,565
                     			      ----------  ----------  -----------
Loss From Operations            (256,126)   (316,210)  (2,948,665)

Other Income and (Expense)
 Interest income                     180       5,492       18,526
 Interest expense                   (268)       (274)     (18,834)
                     			      ----------  ----------  -----------
  Net Other Income (Expense)         (88)      5,218         (308)
                     			      ----------  ----------  -----------
Net Loss                      $ (256,214) $ (310,992) $(2,948,973)
                     			      ==========  ==========  ===========
Net Loss Per Share            $    (0.02) $    (0.02) $     (0.18)
                     			      ==========  ==========  ===========
Common and Common
  Equivalent Shares Used
  in Per Share Calculation    16,255,361  16,186,100   16,186,100
                              ==========  ==========  ===========

The accompanying notes are an integral part of these financial statements.


                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                            Cumulative
                                                          For the Period
                                                          From Inception
                                                        (September 26,1986)
                                     For the Three Month      Through
                                      Ended September 30,   September 30,
                                        1997        1996        1997
                            				     ----------  ----------  -----------
Cash Flows From Operating
 Activities
   Net loss                          $ (256,214) $ (310,992) $(2,948,973)
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
    Allowance for doubtful accounts        -           -          40,783
    Amortization                          2,593         462       29,340
    Depreciation                          8,618       7,797       82,906
    Stock based compensation               -           -         331,747
   Change in assets and liabilities:
    Inventory                              -         (4,430)    (108,092)
    Sales representatives receivable       -         (3,501)     (40,783)
    Prepaid expenses                      5,073      (5,618)      (9,740)
    Accounts payable                     (6,247)     (7,527)      24,179
    Accrued liabilities                    (879)       (274)       5,662
   				                              ----------  ----------  -----------
    Net Cash Used By Operating
        Activities                     (247,056)   (324,083)  (2,592,971)
                            				     ----------  ----------  -----------
Cash Flows From Investing Activities
   Purchase of property and equipment      (811)    (15,316)    (179,493)
   Purchase of rights to technology      (3,855)    (18,940)    (240,222)
   Organization costs                      -           -          (1,880)
   Purchase of franchise rights            -           -         (10,000)
   Proceeds to (payments from)
     related party                        9,769        -          (1,304)
                            				     ----------  ----------  -----------
    Net Cash Provided By (Used By)
        Investing Activities              5,103     (34,256)    (432,899)
                            				     ----------  ----------  -----------
Cash Flows From Financing Activities
   Proceeds from issuance of
    common stock		                         -           -         912,346
   Proceeds from advance from
    controlling shareholder             232,685        -       2,102,838
   Payments for treasury stock             -           -          (3,325)
   Payments for stock offering costs       -           -         (56,509)
   Proceeds from net borrowings
     from related party                   8,000        -          86,101
   Payments on note payable                (983)       (906)     (10,074)
                            				     ----------  ----------  -----------
    Net Cash Provided By (Used By)
      Financing Activities              239,702	       (906)   3,031,377
                            				     ----------  ----------  -----------
Net Increase (Decrease) In Cash
  and Cash Equivalents                   (2,251)   (359,245)       5,507

Cash and Cash Equivalents at
  Beginning of Period                     7,758     545,847         -
                            				     ----------  ----------  -----------
Cash and Cash Equivalents
  at End of Period                   $    5,507  $  186,602  $     5,507
                     			             ==========  ==========  ===========

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

     The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 1997.

NOTE 2--LOSS PER SHARE

     The Company has computed loss per share based on the number of common and preferred shares outstanding as of September 30, 1997 and 1996 under the treasury stock method.

NOTE 3--RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1997, the company advanced a corporation controlled by the Company's majority shareholder $11,073; this advance was paid off in August 1997. Subsequently, the Company has advanced this same corporation an additional $1,304, no terms for repayment have been established.

     For quarter ending September 30, 1997 $232,684 was advanced by Neldon Johnson for research as additional paid-in-capital. In addition to these advances from Mr. Johnson, he has also loaned the Company $8,000, no terms for repayment have been established.

NOTE  4--CONTINGENCIES

     On July 2, 1996, the Company had a class action law suit filed against it by shareholders for securities violations. The class action has been brought on behalf of all persons and entities who purchased shares of common stock from May 13, 1996 to June 27, 1996. The suit is seeking damages incurred based on the decrease in the Company's stock price because of alleged material misrepresentations by the Company regarding new technology developed by the Company. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements and the possible effect it will have on future financial statements is unknown.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources. As of September 30, 1997, Registrant had cash of $5,507 compared to cash of $7,758 as of June 30, 1997. Cash decreased because of the continuing losses from research and development and other activities. Inventory did not change from June 30, 1997. As of September 30, 1997, total current assets were $124,643 and total assets were $463,349 compared to total current assets $141,736 and total assets $486,987 as of June 30, 1997.

     As of September 30, 1997, Registrant had total liabilities of $47,124 and shareholders' equity of $416,225 compared to total current liabilities of $47,233 and shareholders' equity of $439,754. The deficit accumulated during the development stage was $2,948,973 as of September 30, 1997, compared to $2,692,759 as of
June 30, 1997. For the near term the Company's ability to continue it operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continued research and development activities. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of September 30, 1997, the ratio of current assets to current liabilities was approximately 2.98 to one.


     Results of Operation. For the quarter ended September 30, 1997, Registrant had total revenues of $400 compared to total revenues of $9,885 for the same period a year earlier. For the quarter ended September 30, 1997, Registrant had total operating expenses of $256,176 compared to expenses of $320,412 during the same quarter a year earlier. The decrease in income reflects a lack of sales and increased operating expenses. As of September 30, 1997, cost of sales was $350 compared to $5,683 a year earlier and gross profit was $50 compared to $4,202 a year earlier. For the current quarter Registrant had a net loss of $256,214 compared to a net loss of $310,992 for the same quarter a year earlier. The decrease in net loss is attributable to the decrease in research and development expenses due to downsizing to meet the Company's current financial position. For the current quarter the net loss per share was $(0.02) compared to $(0.02) for the same quarter a year earlier. For the quarter ended September 30, 1997, general and administrative expenses were $135,477 compared to $114,542 and research and development expenses were $118,106 compared to $205,408 a year earlier. The Company has only minimal revenues, but its level of operations requires additional funds.

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

     In August 1996, the Company learned that the U.S. Securities and Exchange Commission issued a formal order of private investigation on or about August 13, 1996, to investigate whether violations of the federal securities laws have occurred. The SEC staff subpoenaed documents from entities and individuals including the Company. Also, the Company is aware that the SEC issued subpoenas to take the testimony under oath and on the records of individuals including persons associated with the Company. Routinely the Staff advised that its inquiry should not be construed as any indication that any violations of law have occurred.

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

Date  11-14-97

International Automated Systems, Inc.


By /S/   Neldon Johnson
President and Chief Executive Officer

By /S/  Neldon Johnson
Chief Financial Officer