Form 10QSB
period 1997-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1998-02-18
CIK 820380

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                Of the Securities Exchange Act of 1934

     For Quarter Ended  December 31, 1997

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


     As of December 31, 1997, Registrant had 16,290,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.


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

          In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations from June 30, 1997, through December 31, 1997, and changes in its financial position from inception through December 31, 1997, have been made. The results of its operations for such interim periods is not necessarily indicative of the results to be expected for the entire year.

          Registrant is a development stage company.
     Historically its primary activities have been research and development of high technology which can be applied to develop commercial products. Such development has significant risks.


                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                           December 31, June 30,
                                               1997       1997
                                            ----------  ----------
                                ASSETS
     Current Assets
          Cash and cash equivalents         $   13,684  $    7,758
          Receivable from sales
           representatives, net of
           allowance for doubtful accounts
           of $40,783                              -          -
        Related party receivable                 8,600      11,073
          Prepaid expenses                         -        14,813
          Inventory                            108,092     108,092
                                            ----------  ----------
            Total Current Assets               130,376     141,736
                                            ----------  ----------
     Property and Equipment
          Computer and electronic equipment    137,973     137,162
          Furniture and fixtures                20,982      20,982
          Automobiles                           21,657      21,657
          Leasehold improvements                18,238      18,238
                                            ----------  ----------
            Total Property and Equipment       198,850     198,039
                                            ----------  ----------
          Accumulated depreciation             (91,523)    (74,288)
                                            ----------  ----------
            Net Property and Equipment         107,327     123,751
                                            ----------  ----------
     Other Assets
          Patents, net of accumulated
           amortization                        215,594     211,500
          Franchises                            10,000      10,000
                                            ----------  ----------
     Total Other Assets                        225,594     221,500
                                            ----------  ----------
     Total Assets                           $  463,297  $  486,987
                                            ==========  ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
          Accounts payable                  $   56,196  $   30,426
          Current portion of notes payable       4,045       4,045
          Accrued liabilities                    5,595       6,541
          Advance from majority
           shareholder                             -           -
                                            ----------  ----------
          Total Current Liabilities             65,836      41,012
                                            ----------  ----------
     Notes Payable                               4,236       6,221
                                            ----------  ----------
            Total Liabilities                   70,072      47,233
                                            ----------  ----------
     Stockholders' Equity
          Preferred stock, Class A, no
           par value, 5,000,000 shares
           authorized, 1,000,000 shares
           issued and outstanding              292,786     292,786
          Common stock, no par value,
           45,000,000 shares authorized,
           16,290,361 shares issued and
           outstanding                       3,336,848   2,839,727
          Deficit accumulated during the
           development stage                (3,236,409) (2,692,759)
                                            ----------  ----------
            Total Stockholders' Equity         393,225     439,754
                                            ----------  ----------
     Total Liabilities and Stockholders'
      Equity                                $  463,297  $  486,987
                                            ==========  ==========

        See the accompanying notes to the condensed financial statements.


                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                                                        For the Period
                           For the Three            For the Six         From Inception
                            Months Ended            Months Ended    (September 26, 1986)
                             December 31,            December 31,           Through
                         ----------------------  ----------------------  December 31,
                            1997        1996        1997        1996         1997
                         ----------  ----------  ----------  ----------  -----------
Revenue
 Sales                   $    1,481  $   16,043  $    1,881  $   25,928  $   109,846
 Equipment lease income
    from related party          -           -           -           -         20,000
                         ----------  ----------  ----------  ----------  -----------
  Total Revenue               1,481      16,043       1,881      25,928      129,846
                         ----------  ----------  ----------  ----------  -----------
Cost of Sales                   703       6,417       1,053      12,100      176,168
                         ----------  ----------  ----------  ----------  -----------
Gross Profit/(Loss)             778       9,626         828      13,828      (46,322)
                         ----------  ----------  ----------  ----------  -----------
Operating Expenses
  General and adminis-
  trative                   191,063     116,082     326,540     230,624    1,609,181
 Research and develop-
  ment expense               94,588     249,943     212,694     455,351    1,548,695
 Amortization expense         2,593       2,818       5,186       3,280       31,933
                         ----------  ----------  ----------  ----------  -----------
  Total Operating
   Expenses                 288,244     368,843     544,420     689,255    3,189,809
                         ----------  ----------  ----------  ----------  -----------
Loss from Operations       (287,466)   (359,217)   (543,592)   (675,427)  (3,236,131)

Other Income and (Expense)
 Interest income                208       1,021         388       6,513       18,734
 Interest expense              (178)       (819)       (446)     (1,093)     (19,012)
                         ----------  ----------  ----------  ----------  -----------
  Net Other Income
    (Expense)                    30         202         (58)      5,420         (278)
                         ----------  ----------  ----------  ----------  -----------
    Net Loss             $ (287,436) $ (359,015) $ (543,650) $ (670,007) $(3,236,409)
                         ==========  ==========  ==========  ==========  ===========
Net Loss Per Share       $    (0.02) $    (0.02) $    (0.03) $    (0.04) $     (0.20)
                         ==========  ==========  ==========  ==========  ===========
Common shares used in Per
 Share Calculation       16,290,361  16,186,100  16,290,361  16,186,100   16,290,361
                         ==========  ==========  ==========  ==========  ===========

See the accompanying notes to the condensed financial statements.

                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                           For the Period
                                                           From Inception
                                                             (September
                                                              26, 1986)
                                    For the Six Months Ended   Through
                                          December 31,       December 31,
                                       1997         1996          1997
                                    -----------  -----------  ------------
Cash Flows From Operating
 Activities
   Net loss                         $  (543,650) $  (670,007) $ (3,236,409)
   Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Allowance for doubtful
       accounts                             -            -          40,783
    Amortization                          5,186        3,280        31,933
    Depreciation                         17,235       16,190        91,523
    Stock based compensation                -            -         331,747
   Change in assets and liabilities:
    Inventory                               -         32,154      (108,092)
    Sales representatives
       receivable                           -        (16,651)      (40,783)
    Prepaid expenses                     14,813        2,395           -
    Accounts payable                     25,770      (10,868)       56,196
       Accrued liabilities                 (946)      (1,426)        5,595
                                    -----------  -----------   -----------
    Net Cash Used By Operating
       Activities                      (481,592)    (644,933)   (2,827,507)
                                    -----------  -----------   -----------
Cash Flows From Investing
 Activities
   Purchase of property and
    equipment                              (811)     (21,599)     (179,493)
   Purchase of rights to technology      (9,280)     (25,830)     (245,647)
   Organization costs                       -            -          (1,880)
   Purchase of franchise rights             -            -         (10,000)
   Proceeds to related party              2,473          -          (8,600)
                                    -----------  -----------  ------------
    Net Cash Used By Investing
       Activities                        (7,618)     (47,429)     (445,620)
                                    -----------  -----------  ------------
Cash Flows From Financing
 Activities
   Proceeds from issuance of
    common stock                         50,000          -         962,346
   Proceeds from advance from
    controlling shareholder             447,121          -       2,317,274
   Payments for treasury stock              -            -          (3,325)
   Payments for stock offering
    costs                                   -            -         (56,509)
   Proceeds from net borrowings
    from related party                      -        209,128        78,101
   Payments on note payable              (1,985)      (1,843)      (11,076)
                                    -----------  -----------   -----------
    Net Cash Provided By
       Financing Activities             495,136      207,285     3,286,811
                                    -----------  -----------   -----------
Net Increase (Decrease) In
 Cash and Cash Equivalents                5,926     (485,077)       13,684
                                    -----------  -----------   -----------
Cash and Cash Equivalents at
 Beginning of Period                      7,758      545,847           -
                                    -----------  -----------   -----------
Cash and Cash Equivalents
 at End of Period                   $    13,684  $    60,770   $    13,684
                                    ===========  ===========   ===========

     See the accompanying notes to the condensed financial statements.



                INTERNATIONAL AUTOMATED SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)


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

NOTE 3--RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1997, the company advanced a corporation controlled by the company's majority shareholder $11,073; this advance was paid off in August 1997. Subsequently, the Company has advanced this same corporation an additional $8,600, no terms for repayment have been established.

     For the six months and quarter ending December 31, 1997 $447,121 and $214,436 was advanced by Neldon Johnson, the controlling shareholder, for research as additional paid-in-capital. No additional preferred or common stock was issued.

NOTE 4--COMMON STOCK TRANSACTIONS

     On November 12, 1997, 35,000 shares of common stock were sold at $1.50 per share for $50,000.

NOTE 5--CONTINGENCIES

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 1997, Registrant had cash of $13,684 compared to cash of $7,758 as of June 30, 1997. Cash increased because of paid in capital from a majority shareholder. Inventory did not change from June 30, 1997. As of December 31, 1997, total current assets were $130,376 and total assets were $463,297 compared to total current assets $141,736 and total assets $486,987 as of June 30, 1997.

     As of December 31, 1997, Registrant had total liabilities of $70,072 and shareholders' equity of $393,225 compared to total current liabilities of $47,233 and shareholders' equity of $439,754. The deficit accumulated during the development stage was $3,236,409 as of December 31, 1997, compared to $2,692,759 as of June 30, 1997. For the near term the Company's ability to continue it operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continuing operating losses. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of December 31, 1997, the ratio of current assets to current liabilities was approximately 1.98 to one.

     RESULTS OF OPERATION. For the quarter ended December 31, 1997, Registrant had total revenues of $1,481 compared to total revenues of $16,043 for the same period a year earlier. For the quarter ended December 31, 1997, Registrant had total operating expenses of $288,244 compared to expenses of $368,843 during the same quarter a year earlier. The decrease in income reflects a lack of sales and increased operating expenses. As of December 31, 1997, cost of sales was $703 compared to $6,417 a year earlier and gross profit was $778 compared to $9,626 a year earlier. For the quarter Registrant had a net loss of $287,436 compared to a net loss of $ 359,015 for the same quarter a year earlier. The decrease in net loss is attributable to the decrease in general and administrative expenses and research and development expenses due to downsizing to meet the Company's current financial position. For the quarter the net loss per share was $(0.02) compared to $(0.02) for the same quarter a year earlier. For the quarter ended December 31, 1997, general and administrative expenses were $191,063 compared to $116,082 and research and development expenses were $94,588 compared to $249,943 a year earlier.
The Company has only minimal revenues, but its level of operations requires additional funds.

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

Item 2. Changes in Securities.

     On November 12, 1997, 35,000 shares of common restricted stock were sold to an outside source for $50,000 which equates to a $1.50 per share.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.
     None.

Item 5. Other Information.

            The Company entered into a relationship with the Communications Satellite Planning Center of Stanford University to conduct a study designed to verify the DWM technology. This study is being funded by an unrestricted grant from the IAS to the Center under which the Center is free to conduct independent testing of the technology and to publish its conclusions in normal academic channels. The Company committed to pay seven $5,000 payments in the form of grants. Three of the seven payments will be paid in 1998.

Item 6. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     A. Exhibits.
          Ex.27     Financial Data Summary.

     B. Reports on Form 8-K.
                None.


Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  11-7-97

International Automated Systems, Inc.


By /S/ Neldon Johnson
President and Chief Executive Officer

By /S/ Neldon Johnson
Chief Financial Officer