Form 10QSB
period 1998-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1998-05-15
CIK 820380

FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


             Quarterly Report Under Section 13 or 15(d)
               Of the Securities Exchange Act of 1934

  For Quarter Ended  March 31, 1998

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

  As of March 31, 1998, Registrant had 16,290,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.


  PART I    FINANCIAL INFORMATION

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

       In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations from July 1, 1997, through March 31, 1998, and changes in its financial position from inception through March 31, 1998, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

       The Registrant is a development stage company.
  Historically its primary activities have been research and development of high technology which can be applied to develop commercial products. Such development has significant risks.


                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                      CONDENSED BALANCE SHEETS
                             (Unaudited)

                                ASSETS

                                               March 31,    June 30,
                                                 1998         1997
                                              -----------  -----------
  Current Assets
    Cash and cash equivalents                 $     5,085  $     7,758
    Receivable from sales representatives,
     net of allowance for doubtful accounts
     of $40,783                                       -           -
    Related party receivable                       66,565       11,073
    Prepaid expenses                                 -          14,813
    Inventory                                     108,092      108,092
                                              -----------  -----------
     Total Current Assets                         179,742      141,736
                                              -----------  -----------
  Property and Equipment
    Computer and electronic equipment             145,695      137,162
    Furniture and fixtures                         20,982       20,982
    Automobiles                                    21,657       21,657
    Leasehold improvements                         18,238       18,238
                                              -----------  -----------
     Total Property and Equipment                 206,572      198,039
    Accumulated depreciation                     (100,608)     (74,288)
                                              -----------  -----------
     Net Property and Equipment                   105,964      123,751
                                              -----------  -----------
  Other Assets
    Patents, net of accumulated
     amortization                                 215,441      211,500
    Franchises                                     10,000       10,000
                                              -----------  -----------
        Total Other Assets                        225,441      221,500
                                              -----------  -----------
  Total Assets                                $   511,147  $   486,987
                                              ===========  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable                          $    67,308  $    30,426
    Current portion of notes payable                3,735        4,045
    Accrued liabilities                             6,169        6,541
                                              -----------  -----------
        Total Current Liabilities                  77,212       41,012

  Notes Payable                                     3,524        6,221
                                              -----------  -----------
     Total Liabilities                             80,736       47,233
                                              -----------  -----------
  Stockholders' Equity
    Preferred stock, Class A, no par
     value, 5,000,000 shares authorized,
     1,000,000 shares issued and
     outstanding                                  292,786      292,786
    Common stock, no par value, 45,000,000
     shares authorized, 16,290,361 shares
     issued and outstanding                     3,681,889    2,839,727
    Deficit accumulated during the
     development stage                         (3,544,264)  (2,692,759)
                                              -----------  -----------
        Total Stockholders' Equity                430,411      439,754
                                              -----------  -----------
  Total Liabilities and Stockholders'
    Equity                                    $   511,147  $   486,987
                                              ===========  ===========


                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                                For the Period
                                                                                From Inception
                               For the Three Months       For the Nine Months   (September 26,
                                  Ended March 31,            Ended March 31,    1996) Through
                             ------------------------  ------------------------   March 31,
                                 1998        1997         1998         1997         1998
                             -----------  -----------  -----------  -----------  -----------
 Revenue
 Sales                       $     9,870  $     3,513  $    11,751  $    29,441  $   119,716
 Equipment lease income
  from related party                -            -            -            -          20,000
                             -----------  -----------  -----------  -----------  -----------
    Total Revenue                  9,870        3,513       11,751       29,441      139,716
                             -----------  -----------  -----------  -----------  -----------
 Cost of Sales                     9,046        2,109       10,099       14,209      185,214
                             -----------  -----------  -----------  -----------  -----------
Gross Profit (Loss)                  824        1,404        1,652       15,232      (45,498)
                             -----------  -----------  -----------  -----------  -----------
Operating Expenses
 General and administrative      131,122       75,095      457,662      305,719    1,740,303
 Research and development
  expense                        174,026      187,523      386,720      642,874    1,722,721
 Amortization expense              3,551        3,070        8,737        6,350       35,484
                             -----------  -----------  -----------  -----------  -----------
  Total Operating Expenses       308,699      265,688      853,119      954,943    3,498,508
                             -----------  -----------  -----------  -----------  -----------
Other Income (Expense)
 Interest income                     189          371          577        6,884       18,923
 Interest expense                   (169)        (241)        (615)      (1,334)     (19,181)
                             -----------  -----------  -----------  -----------  -----------
  Net Other Income (Expense)          20          130          (38)       5,550         (258)
                             -----------  -----------  -----------  -----------  -----------
Net Loss                     $  (307,855) $  (264,154) $  (851,505) $  (934,161) $(3,544,264)
                             ===========  ===========  ===========  ===========  ===========
Basic and Diluted Loss
 Per Common and Preferred
 Share                       $     (0.02) $     (0.02) $     (0.05) $     (0.06) $     (0.24)
                             ===========  ===========  ===========  ===========  ===========
Weighted Shares Used in
  Per Share Calculation       16,290,361   16,186,100   16,273,182   16,186,100   14,572,451
                             == ========  ===========  ===========  ===========  ===========

See the accompanying notes to condensed financial statements.


                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                         For the Period
                                                         From Inception
                                                          (September 26,
                                     For the Nine Months  1986) Through
                                       Ended March 31,      March 31,
                                      1998        1997        1998
                                   ----------  ----------  -----------
  Cash Flows From Operating
   Activities
    Net loss                       $ (851,505) $ (934,161) $(3,544,264)
    Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
     Allowance for doubtful
      accounts                           -           -          40,783
     Amortization                       8,737       6,350       35,484
     Depreciation                      26,320      24,584      100,608
     Stock based compensation            -           -         331,747
    Change in assets and
     liabilities:
       Inventory                         -         15,728     (108,092)
       Sales representatives
        receivable                       -        (13,296)     (40,783)
       Prepaid expenses                14,813      (1,416)        -
       Accounts payable                36,882     (28,803)       67,308
       Accrued liabilities               (372)      5,938        6,169
                                   ----------  ----------  -----------
     Net Cash Used By Operating
        Activities                   (765,125)   (925,076)  (3,111,040)
                                   ----------  ----------  -----------
  Cash Flows From Investing
   Activities
    Purchase of property and
     equipment                         (8,530)    (21,599)    (187,212)
    Purchase of rights to
     technology                       (12,678)    (48,442)    (249,045)
    Organization costs                   -           -          (1,880)
    Purchase of franchise rights         -           -         (10,000)
    Proceeds to related party         (55,492)       -         (66,565)
                                   ----------  ----------  -----------
     Net Cash Used By Investing
       Activities                     (76,700)    (70,041)    (514,702)
                                   ----------  ----------  -----------
  Cash Flows From Financing
   Activities Proceeds from
    issuance of common stock           50,000        -         962,346
    Proceeds from advance from
      controlling shareholder         792,162        -       2,662,315
    Payments for treasury stock          -           -          (3,325)
    Payments for stock offering
     costs                               -           -         (56,509)
    Proceeds from net borrowings
     from related party                  -        459,204       78,101
    Payments on note payable           (3,010)     (2,784)     (12,101)
                                   ----------  ----------  -----------
     Net Cash Provided By
        Financing Activities          839,152     456,420    3,630,827
                                   ----------  ----------  -----------
  Net Increase (Decrease) In
   Cash and Cash Equivalents           (2,673)   (538,697)       5,085

  Cash and Cash Equivalents
   at Beginning of Period               7,758     545,847         -
                                   ----------  ----------  ------------
  Cash and Cash Equivalents
     at End of Period              $    5,085  $    7,150  $     5,085
                                   ==========  ==========  ===========


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

       The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission;
  therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 1997. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

  NOTE 2--LOSS PER SHARE

       In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, basic loss per share is computed by dividing net loss available to common and preferred stockholders by the weighted-average number of shares outstanding during the period. Any shares issued as part of a reorganization are considered outstanding since inception. Previously, the Company had computed loss per share based on the number of common and preferred shares outstanding. Prior periods have been restated to conform to the requirements of SFAS 128, with the only material adjustment being loss per share since inception. Loss per share since inception would have been $(0.22) under the prior method; under SFAS 128 loss per share since inception is $(0.24).

  NOTE 3--RELATED PARTY TRANSACTIONS

       During the year ended June 30, 1997, the Company advanced $11,073 to a corporation controlled by the Company's majority shareholder. This advance was paid off in August 1997. Subsequently, the Company has advanced this same corporation an additional $66,565. No terms for repayment have been established.

       For the nine months ending March 31, 1998, the controlling shareholder, Neldon Johnson, contributed
  $792,162 for research. The contribution was accounted for as additional paid-in capital with no additional preferred or common stock issued.

  NOTE 4--COMMON STOCK TRANSACTIONS

       On November 12, 1997, 35,000 shares of common stock were sold at $1.43 per share for $50,000.

  NOTE  5--CONTINGENCIES

       On July 2, 1996, shareholders filed a class action lawsuit against the Company for securities violations. The class action has been commenced on behalf of all persons and entities who purchased shares of common stock from May 13, 1996 to June 27, 1996. The shareholders are seeking damages incurred based on the decrease in the Company's stock price because of alleged material misrepresentations regarding new technology developed by the Company. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

       On August 13, 1996, the U.S. Securities and Exchange Commission (SEC) served the Company a formal order of private investigation. The SEC has issued a subpoena requiring the production of certain documents. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

       Liquidity and Capital Resources. As of March 31, 1998, Registrant had cash of $5,085 compared to cash of $7,758 as of June 30, 1997. Inventory did not change from June 30, 1997. As of March 31, 1998, total current assets were $179,742 and total assets were $511,147 compared to total current assets of $141,736 and total assets of $486,987 as of June 30, 1997.

       As of March 31, 1998, Registrant had total liabilities of $80,736 and shareholders' equity of $430,411 compared to total liabilities of $47,233 and shareholders' equity of
  $439,754.    The deficit accumulated during the development
  stage was $3,544,264 as of March 31, 1998, compared to $2,692,759 as of June 30, 1997. For the near term the Company's ability to continue it operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily
  to the continuing operating losses.   The Company's
  activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of March 31, 1998, the ratio of current assets to current liabilities was approximately 2.33 to one.

       Results of Operation. For the quarter ended March 31, 1998, Registrant had total revenues of $9,870 compared to total revenues of $3,513 for the same period a year earlier. For the quarter ended March 31, 1998, the Registrant had total operating expenses of $308,699 compared to expenses of $265,688 during the same quarter a year earlier. As of March 31, 1998, cost of sales was $9,046 compared to $2,109 for the same period a year earlier. Gross profit was $824 compared to $1,404 for the same period a year earlier. For the current quarter the Registrant had a net loss of $ 307,855 compared to a net loss of $ 264,154 for the same quarter a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses The Registrant has incurred more in legal fees because of its involvement with the below stated "Legal Proceedings". For the current quarter the net loss per share was $(0.02) compared to $(0.02) for the same period a year earlier. For the quarter ended March 31, 1998, general and administrative expenses were $131,122 compared to $75,095, and research and development expenses were $174,026 compared to $187,523 for the same period a year earlier. The Company's level of operations requires additional funds, but it has only minimal revenues.

       The Company's ability to continue its activities is dependent on it receiving funds either as loans, advances or sales of equity. Previously, the major shareholder has provided funds, but there is no formal agreement between the Company and the majority shareholder to continue providing funds in the future. If the Company had to seek funds from another source there is no assurance that funds would be available at all or on terms acceptable to the Company.


  PART II   OTHER INFORMATION

  Item I - Legal Proceedings.

       On July 2, 1996, the Company and its president were named as defendants in a proposed class action lawsuit filed on behalf of certain shareholders seeking damages for violations of the federal securities laws. The Complaint indicated claims to be brought on behalf of all persons and entities who purchased shares of common stock of the Company during the period of May 13, 1996 to June 27, 1996. The suit seeks damages based on the decrease in the Company's stock price in the trading market because the Company made allegedly material misrepresentations concerning new technology being developed. On August 8, 1996, an amended complaint was filed which increased the number of plaintiffs, added and modified certain allegations, and changed the proposed period from April 3, 1996, to June 27, 1996. At this time the final outcome of the litigation cannot be determined. The Company intends to defend vigorously the litigation. No provision for any liability that may result from any adverse adjudication has been made in the accompanying condensed financial statements and any effect on future financial statements is unknown. The lawsuit is captioned "Edouard Serfaty, David
  D. Baker, Michael Berry, Margaret Moskes, Craig Swapp, Linda M. Baker, Robert H. Baker, Kourosh Khalili and Ariel Tzadik, v. International Automated Systems, Inc., and Neldon P. Johnson", Civil No. 2:96 CV 0583 C, filed in the United States District Court for the District of Utah, Central Division.

       In August 1996, the Company learned that the U.S. Securities and Exchange Commission issued a formal order of private investigation on or about August 13, 1996, to investigate whether violations of the federal securities laws have occurred. The SEC staff subpoenaed documents from entities and individuals including the Registrant. Also, the Registrant is aware that the SEC issued subpoenas to take the testimony under oath and on the records of individuals including persons associated with the Registrant. Routinely, the SEC staff advised that its inquiry should not be construed as any indication that any violations of law have occurred.

       In April 1997, a complaint was filed against the Company for breach of contract seeking damages of $60,000 plus interest and attorney's fees. The litigation was filed in the state court in Utah and is captioned "Alarm
  Control Company v. International Automated Systems,
  Incorporated". The Company believes the suit lacks merit and intends to defend it vigorously.

  Item 2. Changes in Securities

       On November 12, 1997, 35,000 shares of common restricted stock were sold to an outside source for $50,000 which equates to a $1.43 per share.

  Item 3. Defaults upon Senior Securities.
       None.

  Item 4. Matters Submitted to a Vote of the Company's
  Shareholders.
       None.

  Item 5. Other Information

              The Company entered into a relationship with the Communications Satellite Planning Center of Stanford University to conduct a study designed to verify the DWM technology. This study is being funded by an unrestricted grant from IAS to the Center under which the Center is free to conduct independent testing of the technology and to publish its conclusions in normal academic channels. The Company committed to pay seven $5,000 payments in the form of grants. The final payment was made on March 16, 1998.

  Item 6. Exhibits, Financial Statements, Schedules And
  Reports on Form 8-k.

       A. Exhibits.
            Ex.27     Financial Data Summary.

       B. Reports on Form 8-K.
                  None.



  SIGNATURES

    Pursuant to the requirements of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date  05-15-98

  International Automated Systems, Inc.



  By   /S/ Neldon Johnson
         President and Chief Executive Officer



  By   /S/ Neldon Johnson
        Chief Financial Officer