Form 10KSB
period 1998-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1998-10-13
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-KSB

[  x  ]    Annual report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended June 30,
1998.or [  ]   Transition report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the transition period from ______________ to _______________
Commission file number                              33-16531-D


                INTERNATIONAL AUTOMATED SYSTEMS, INC.
           (Name of  small business issuer in its charter)
                      Utah                            87-0447580
           ------------------------------          ---------------
           State or other jurisdiction of          I.R.S. Employer
           incorporation or organization         Identification No.

               512 South 860 East, American Fork, Utah 84003
              ----------------------------------------------
               (Address of principal executive offices)

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

State the registrant's net revenue (loss) for its most recent fiscal
year:   $(1,257,397).

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 1998, was approximately $ 25,895,263

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 1998, there were outstanding 15,546,361 shares of registrant's Common stock, no par value per share.

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

     The Company has an Automated Fingerprint Identification Machine ("AFIM") which has the capability of verifying the identity of individuals. Potential AFIM applications include products for employee time-keeping and security, access control, and debit or credit card verification. Registrant purports that its identity verification system has a variety of uses and applications for both commercial and governmental users.

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

     The first anticipated product using this technology for commercialization is a high speed modem. The modem is projected to be faster than modems currently in use. Generally modems are used for purposes of transmitting data over telephone lines, on telecommunications systems, and over wireless mediums such as satellite transmissions and other line- of-sight transmission mediums. The Company has a modem prototype. Additional development to achieve a commercial product is on going. In addition, the Company intends to apply the digital wave modulation technology in other areas. The Company has not established a plan or order of priorities for any future commercial product development. Because this technology is sophisticated and new, the Company may not be successful in its efforts to have commercial exploitable products because of difficulties and problems associated with development. Possible problems could be inability to design, construct and manufacture commercial products; and the Company's lack of funding and financial resources and experienced personnel. Competitors may develop technologies which are superior and will make obsolete the DWM technology even before the Company has completed its development of any commercial products. Further, cost will be a factor in both the development and the commercialization of any new product. It is anticipated that if a commercially viable modem is developed, the Company will have to expend funds to introduce the product into the market and to formulate and place into action any marketing plan. Costs to offer new products and to establish the proper marketing strategy will be significant. The Company has not made any projections regarding any anticipated costs. There are risks that no commercially viable products will be developed from the technology and any products developed may not be accepted or successful in the marketplace. Further, the Company may not have sufficient funds to develop, manufacture, and market any products.

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

Operation of System.

     The Self-Check System operates as follows.  Customers make their selections for purchase.  A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader.
The bar code provides the product description, weight and price.
This information is then relayed on an item by item basis to the computer and the computer transmits the data in its memory to the check-out terminal. The product information, item description and price, is then displayed on the screen. A running subtotal for all items purchased is also shown. Each item scanned is placed into a receiving basket or cart on a sensitive scale. The weight of the item scanned and placed in the receiving basket is compared to the weight for that item as recorded in the computer. The computer compares the weight of the item scanned and places in the basket with the weight for that item in the database. If the weight differs, an error code is displayed and an attendant is summoned to assist the
customer or to override the System.   Once all the items are
scanned, a final tally is made. Payment is then made to the attendant either through a debit or credit card, check or cash. A payment may also be made without an attendant through the use of the "AFIM" which will verify the identity of the person making the transaction and automatically debit their account electronically. An attendant may be supervising multiple check-out terminals.

     The Self-Check System interfaces with computers and data is transferred back and forth between the check-out terminals and the main computer. The interface may be compatible with various scanners and scales so the Self-Check System may be adaptable to equipment already available from other manufacturers. The System allows one clerk to handle simultaneously multiple check-out stations or lanes.

Possible Advantages.

     Management believes the Self-Check System may have several possible advantages over conventional retail check-out systems to operators and customers. For operators the advantages are: reduced labor costs, more accurate inventory, theft reduction, theft deterrence, decreased check fraud, and decreased transaction costs.
Also, the retailer can serve customers during peak traffic.   For
customers the advantages are: faster service, greater convenience, less time waiting in line and more privacy. A retail establishment may not need as many cashiers with the Self-Check System.

     Management believes that the market for the Self-Check System may include several types of retail establishments, including grocery stores, drug stores, discount stores, and fast food
restaurants.   If operating properly the Self-Check system lessens
the impact of having too many attendants or cashiers available. Customer traffic volume is difficult to predict and retail operators wanting to reduce the time customers wait in line must have sufficient clerks or cashiers available.

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

     Management believes that the Self-Check System may help reduce theft. For instance, one clerk cannot check-out another clerk's or friend's purchases using incorrect and understated prices. A portion of the theft in supermarkets is attributable to employees doing what is called "sweet- hearting" by checking-out the purchases of other employees or friends at reduced prices.

Possible Marketing as a Franchise.

     The Company is considering forming a wholly-owned subsidiary to market franchise rights to the System. It is anticipated that franchises would be sold on a store-by-store basis. To sell franchises the Company must comply with both federal and state franchise statutes and regulations. The Company will have to make appropriate filings with federal and state agencies. A System would be designed to fit the particular needs and requirements of an establishment. It is anticipated that a franchise would consist of the necessary equipment to operate the System and the software to implement and operate the System. The price to purchase a franchise will vary according to the size of the store or retail operation.

     The Company is installing a System in a 25,000 square foot store which is near completion in Salem, Utah. It is anticipated that the store will open during the toward the end of 1998. The store is owned by Neldon Johnson, the company's president, and will operate under the name of U-Check. The store may be considered as a pilot project for the System as it will test the effectiveness and consumer acceptance of the System in a retail grocery store environment. U-Check will purchase or lease the equipment from the Company at a price yet to be determined, but the price should exceed the Company's cost for the equipment and system components. Also, the Company and Mr. Johnson will enter into a software licensing agreement for the System.

Automatic Fingerprint Identification Machine.

     The company has an Automated Fingerprint Identification Machine ("AFIM") which verifies an individual's identity. The AFIM digitizes the unique characteristics of a person's fingerprint and then stores the information on a magnetic strip similar to the strip on the back of a credit card or on other storage medium. The identity verification process is simple, quick, easy, and reliable. AFIM connects to and operates with a personal computer. AFIM has unique software, lens, and lighting. Management believes that AFIM is better than other bio-metric and fingerprint based identification systems. The Company is continuing to make modifications to the AFIM technology to increase the speed and to reduce the cost and size of the units.

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

     Another application of the "AFIM" technology which is being developed is a vending machine which will allow items to be purchased which now require age and identity verification.

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


     The Company is a development stage company and its business is subject to considerable risks. The Company activities have not developed sufficient cash flows from business operations to sustain itself. The Company is small and has an extremely limited capitalization. Many of its actual and potential competitors have greater financial strength, more experienced personnel, and extensive resources available. Also, the Company is engaged in technological development. It is expensive to do research and development on new products or applications of new or existing technology. Resources can be used and depleted without achieving the desired or expected results. Also, because of the rapid development of technology the Company's products may become obsolete. Some of the Company's technology is revolutionary in that it is based on unconventional technological theories. The Company's business activities are subject to a number of risks, some of which are beyond the Company's control. The Company's future is dependent upon the Company developing technologically complex and innovative products. The Company's future depends on its ability to gain a competitive advantage. Product development based on new technology is complex and uncertain. New technology must be applied to products that can be developed and then successfully introduced into and accepted in the market. The Company's results could be adversely affected by delay in the development or manufacture, production cost overruns, and delays in the marketing process.

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

Patents and Trade Secrets.

     The Company has been assigned or will be assigned the rights to five U.S. patents and to three patents pending. One patent granted in November 1988 deals with the Self-Check System. The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale. Another patent pertaining to the AFIM technology granted January 1997 and three patents relate to the DWM technology granted May 1996, June 1997 and November 1997. The three patents pending relate to the DWM technology.

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

Future Funding

     Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities. The Company has no present plans to borrow money or issue additional shares for money. In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital. The Company issued no shares of stock for these contributions. For fiscal year 1998 these contributions were approximately $1,064,262. Without these funds the Company most likely would have been unable to continue operations. No assurance can be given that these contributions to capital with no shares being issued will continue. No agreements or understandings exist regarding any future contributions.

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

Employees

     The Company has eleven full-time employees and twelve part-time employees.

Warranty

     The Company's products has not set any warranty provisions but it is anticipated that the Company's warrant will be similar to warranties for competitive products in the market or industry.
Typically warranties for electronics products are limited.

Marketing

     The Company has not finalized its marketing strategy for its products at this time.

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

     In marketing the Self-Check System the Company faces competition from major companies with established systems in the point of sale terminal market. Further, the process of customers checking out their purchases is a novel concept which is largely untested. Overcoming reluctance to change may be difficult. In addition, the System may not be compatible with or applicable to all types of retail operations. The Company will determine any marketing strategy it may pursue after the store in Salem, Utah, has been in operation. The Company may rely on prospects known to management or developed by word of mouth. The Company may develop a franchise program as a means to market and distribute the Self-Check System

Manufacturing and Raw Materials

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

     Management believes that the supplies and parts are readily available from sources presently used by the Company or from alternative sources which can be used as needed. The Company has no backlog.

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

Research and Development

     The Company's primary activity is the development of its technologies. The industries may be subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 1998, 1997 and 1996, research and development expenses were $598,804, $658,198, and $382,327 respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design possible enhancements and modifications.

Immediate Plans

     Over the next twelve months the Company intends to continue the research and development of its technologies. For the DWM technology the Company's goal is to complete the development of one or more products that can then be marketed. For the Self-check System and the AFIM product the Company will implement the test programs at the store in Salem, Utah. The Company may determine its marketing strategy based on the results from the operations. The Company has no immediate plans to increase or decrease the number of employees.

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

Item 3. Legal Proceedings

     In July 1996 the Company and its president were named as defendants in a purported class action lawsuit seeking damages for violations of the anti-fraud provisions of the federal securities laws. Except for proceedings resulting in the denial of class certification, the parties have not engaged in extensive discovery. No settlement discussions have occurred to date. The company intends to continue vigorously defending the lawsuit.

     An investigation conducted by the Securities and Exchange Commission ("SEC") of IAS has resulted in a complaint against IAS and Neldon Johnson being filed by the SEC in the United States District Court, Central Division, on September 23, 1998. Donnel Johnson and Randale Johnson were also named as relief defendants.

     IAS continues to stand by its Digital Wave Modulation (DWM) technology and its inventor and president Neldon Johnson. IAS and Neldon Johnson denies the allegation of participation in fraudulent microcap schemes and the other substantive allegations filed in the Complaint by the SEC and intend to vigorously defend the lawsuit.

     In April 1997 the Company was named in a defendant in an action caption Alarm Control Company v. International Automated Systems, Incorporated. The complaint claims breach of contract and seeks $60,000 plus interest from the Company. The action was in the Third District Court of Salt Lake County, State of Utah. The Company has filed for a Summary Judgement. No decision has occurred at this time. The Company intends to continue to defend the lawsuit.


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

                             High        Low
Fiscal 1998
June 30, 1998                5.00        1.38
March 31, 1998               3.25        1.41
December 31, 1997            4.31        1.00
September 30, 1997           4.00        2.25

Fiscal 1997
June 30, 1997               6.375        2.88
March 31, 1996               7.75        2.75
December 31, 1996            8.68        4.00
September 30, 1996          27.00        4.50


Fiscal 1996

June 30, 1996               47.50       10.00
March 31, 1996              35.00       12.50
December 31, 1995           17.00        5.00
September 30, 1995           7.00        2.88

     The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 1998, the Company had approximately 765 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

     As of June 30, 1998, Registrant had 15,546,361 shares of common stock issued and outstanding. Of these shares approximately 3,959,593 shares were free trading shares. There were approximately 5,754,503 shares of common stock held by non-affiliates of that amount approximately 1,794,910 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act. As of June 30, 1998, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-two shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

Results of Operations

Fiscal year ended June 30, 1998

     Operations during the year ended June 30, 1998, pertained to research and development and other activities. Research and development expenses were $598,804 decreasing by $59,394. The decrease was attributable to reduced payroll and expenses. General and administrative expenses decreased from $660,360 to 540,542 during fiscal 1998. The decrease was a result of decreased payroll and expenses. For 1998 fiscal year total income was $12,527; cost of sales was $121,331, which included a write down in the carrying value of inventories of $108,093; total expenses were $1,149,648 resulting in a net loss of $(1,257,397). The net loss decreased from $(1,427,751) to $(1,257,397) because of the decrease in payroll and general and administrative expenses. For fiscal 1998 the loss per share was $(0.08) compared to $(0.09) for the same period a year earlier. Revenues decreased because of the continuing delays in product development.

Fiscal year ended June 30, 1997

     For the year ended June 30, 1997, the Company had revenues of $19,043 compared to revenues of $96,922 for the year ended June 30,
1996.   Cost of sales was $123,818 compared to $51,297  a year
earlier. Total operating expenses were $1,328,670 compared to $740,729 a year earlier. General and administrative expense increased from $356,544 to $660,630 for an increase during fiscal 1997 of $304,086. Research and development expense increased from $382,327 to $658,198 in fiscal 1997 for an increase of $275,871.
These increase were attributable to additional development of the Company's products.

     For the year ended June 30, 1997, the Company had a net loss of $(1,427,751) compared to a net loss of $(687,189) a year earlier.
The net loss per share was $(.09) in fiscal 1997 compared to $(.04) in fiscal 1996.
Liquidity and Capital Resources

     The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing programs,
and establish any distribution networks.   As of June 30, 1998, the
Company has current assets of $118,884 and total assets of $754,615.
 Current liabilities were $39,846 and total liabilities of $151,246. The current ratio of current assets to current liabilities is approximately 3.1. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

     The Company issued a total of 6,000 shares of common stock to two people for services rendered and for the exercise of stock rights. The individuals have had a prior relationship to the Company either as a consultant or as an employee.

     On November 12, 1997, 35,000 shares of restricted common stock was sold at $1.43 per share for $50,000.

     On May 15, 1998, 250,000 shares of restricted common stock was sold at $1.20 per share for $300,000.

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



                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)




                          TABLE OF CONTENTS

                                                                    Page


     Report of Independent Certified Public Accountants              18

     Balance Sheet - June 30, 1998                                   19

     Statements of Operations for the Years Ended
      June 30, 1998 and 1997 and for the Period From
      September 26, 1986 (Date of Inception) Through
      June 30, 1998                                                  20

     Statements of Stockholders' Equity for the Period
      From September 26, 1986 (Date of Inception) Through
      June 30, 1996, and the Years Ended June 30, 1997
      and 1998                                                       21

     Statements of Cash Flows for the Years Ended June 30,
      1998 and 1997 and for the Period From September 26,
      1986 (Date of Inception) Through June 30, 1998                 22

     Notes to the Financial Statements                             23 - 30



HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

                                                      (801) 532-2200
   Member of AICPA Division of Firms               (Fax) (801) 532-7944
           Member of SECPS                     345 East 300 South Suite 200
Member of Summit International Associates     Salt Lake City, Utah 84111-2693



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
International Automated Systems, Inc.

We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997, and for the period from September 26, 1986 (date of inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from September 26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in
Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997, and for the period September 26, 1986 through June 30, 1998, in conformity with generally accepted accounting principles.

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


                                      HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
September 2, 1998




                         INTERNATIONAL AUTOMATED SYSTEMS, INC.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                     JUNE 30, 1998

                                         ASSETS

     Current Assets
          Cash and cash equivalents                            $   92,030
          Receivable from sales representatives, net of
           allowance for doubtful accounts of $40,783                 --
          Prepaid expenses                                          2,241
          Net investment in direct financing leases -
           related party - current portion                         24,613
                                                               ----------
            Total Current Assets                                  118,884

     Property and Equipment
          Computer and electronic equipment                       147,684
          Furniture and fixtures                                   20,982
          Automobiles                                              21,657
          Leasehold improvements                                   18,238
            Total Property and Equipment                          208,561
          Accumulated depreciation                               (109,844)
                                                               ----------
            Net Property and Equipment                             98,717

     Other Assets
          Related party receivable                                184,925
          Net investment in direct financing leases -
           related party                                          109,570
          Patents, net of accumulated amortization of $35,169     242,519
                                                               ----------
            Total Other Assets                                    537,014
                                                               ----------
     Total Assets                                              $  754,615
                                                               ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
          Accounts payable                                     $   12,965
          Current portion of long-term debt                         4,387
          Obligation under capital leases - current portion        17,867
          Accrued payroll expenses                                  4,627
                                                               ----------
            Total Current Liabilities                              39,846

     Long-Term Liabilities
          Notes payable                                             1,830
          Obligation under capital leases                         109,570
                                                               ----------
            Total Long-Term Liabilities                           111,400
                                                               ----------
     Total Liabilities                                            151,246
                                                               ----------
     Stockholders' Equity
          Preferred stock, Class A, no par value,
           5,000,000 shares authorized, 1,000,000
           shares issued and outstanding                          292,786
          Common stock, no par value, 45,000,000
           shares authorized, 15,546,361 shares issued
           and outstanding                                      4,260,739
          Deficit accumulated during the development stage     (3,950,156)
                                                               ----------
            Total Stockholders' Equity                            603,369
                                                               ----------
     Total Liabilities and Stockholders' Equity                $  754,615
                                                               ==========
    The accompanying notes are an integral part of these financial stateents.


                         INTERNATIONAL AUTOMATED SYSTEMS, INC.
                             (A Development Stage Company)
                                STATEMENTS OF OPERATIONS

                                                                 Cumulative
                                                               For the Period
                                                                September 26,
                                                               1986 (Inception)
                                           For the Years Ended      Through
                                                 June 30,           June 30,
                                            1998         1997         1998
                                         -----------  -----------  -----------
     Revenue
       Sales                             $       179  $    19,043  $   108,144
       Income from related party              12,348           --       32,348
                                         -----------  -----------  -----------
         Total Revenue                        12,527       19,043      140,492

     Cost of Sales
       Cost of sales                          13,238       15,725       80,260
       Write down of carrying value
        of inventories of $108,093
        during 1998 and 1997                 108,093      108,093      216,186
                                         -----------  -----------  -----------
         Total Cost of Sales                 121,331      123,818      296,446
                                         -----------  -----------  -----------
     Gross Loss                             (108,804)    (104,775)    (155,954)

     Operating Expenses
       General and administrative expense    540,542      660,630    1,823,183
       Research and development expense      598,804      658,198    1,934,805
       Amortization expense                   10,302        9,842       37,049
                                         -----------  -----------  -----------
         Total Operating Expenses          1,149,648    1,328,670    3,795,037

     Operating Loss                       (1,258,452)  (1,433,445)  (3,950,991)

     Other Income and (Expense)
       Interest income                         1,809        7,247       20,155
       Interest expense                         (754)      (1,553)     (19,320)
                                         -----------  -----------  -----------
         Net Other Income                      1,055        5,694          835
                                         -----------  -----------  -----------
     Net Loss                            $(1,257,397) $(1,427,751) $(3,950,156)
                                         ===========  ===========  ===========
     Basic and Diluted Loss Per Share    $     (0.08) $     (0.09) $     (0.27)
                                         ===========  ===========  ===========
     Common Shares Used In
      Per Share Calculation               16,312,029   16,193,277   14,604,758
                                         ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements.



                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                          Accumulated
                                                 Preferred Stock           Common Stock                     During
                                             -----------------------  -----------------------    Stock    Development
                                               Shares       Amount      Shares       Amount      Rights       Stage
                                             -----------  ----------  -----------  ----------  ----------  -----------
Balance - September 26, 1986                           -  $        -            -  $        -           -  $         -

Stock issued for cash
 September 1986 - $0.002 per share                     -           -    5,100,000      11,546           -            -
 September 1988 (Net $38,702 of
  offering costs) - $0.32 per share                    -           -      213,065      67,964           -            -
 December 1988 (Net $6,059 of
  offering costs) - $0.32 per share                    -           -       33,358      10,641           -            -
 March 1989 (Net $4,944 of
  offering costs) - $0.32 per share                    -           -       27,216       8,681           -            -
 June 1989 (Net $6,804 of offering
  costs) $0.32 per share                               -           -       37,461      11,950           -            -
Stock issued for services
 September 1986 - $0.002 per share                     -           -      300,000         679           -            -
 June 1989 - $0.32 per share                           -           -        5,000       1,595           -            -
Net loss for the period from September 26,
 1986 through June 30, 1990                            -           -            -           -           -     (192,978)
                                             -----------  ----------  -----------  ----------  ----------  -----------
Balance - June 30, 1990                                -           -    5,716,100     113,056           -     (192,978)

Stock issued as part of reorganization
 Various dates - $0.02 per share               1,000,000     292,786    6,000,000     175,672           -            -
Stock issued for cash
 January 1994 - $0.40 per share                        -           -       59,856      23,942           -            -
 May 1994 - $0.20 per share                            -           -      137,500      27,500           -            -
 January 1996 - $3.86 per share (Net
  of $24,387 of deferred offering  costs)              -           -      179,500     693,613           -            -
Stock issued for services
 April 1991 - $0.10 per share                          -           -      300,000      30,000           -            -
 January 1995 - $1.00 per share                        -           -      100,000     100,000           -            -
Stock issued to satisfy liabilities
 June 1991 - $0.03 per share                           -           -    2,700,000      78,101           -            -
 Grant of stock rights
   May 1994 - $0.50 per share                          -           -            -       6,750      13,500            -
   June 1995 - $3.00 per share                         -           -            -      95,283      31,761            -
   August 1995 - $5.00 per share                       -           -            -      25,000       5,000            -
Purchase and retirement of treasury stock
 December 1991 - $0.49 per share                       -           -       (5,000)     (2,425)          -            -
 December 1992 - $0.49 per share                       -           -       (1,856)       (900)          -            -
Net loss for the period from July 1, 1990
 through June 30, 1996                                 -           -            -           -           -   (1,072,030)
                                             -----------  ----------  -----------  ----------  ----------  -----------
Balance - June 30, 1996                        1,000,000     292,786   15,186,100   1,365,592      50,261   (1,265,008)

Stock rights exercised
 May 1997                                              -           -       36,761           -     (36,761)           -
 June 1997                                             -           -       13,500           -     (13,500)           -
Stock issued for services
 May 1997 - $4.13 per share                            -           -       14,000      57,750           -            -
 June 1997 - $2.94 per share                           -           -        5,000      14,690           -            -
Contributed capital - cash and settlement
  of liability, no shares issued                       -           -            -   1,401,695           -            -
Net loss                                               -           -            -           -           -   (1,427,751)
                                             -----------  ----------  -----------  ----------  ----------  -----------
Balance - June 30, 1997                        1,000,000     292,786   15,255,361   2,839,727           -   (2,692,759)

Stock issued for cash
 November 1997 - $1.43 per share                       -           -       35,000      50,000           -            -
 May 1998 - $1.20 per share                            -           -      250,000     300,000           -            -
Stock issued for services
 December 1997 - $1.13 per share                       -           -        6,000       6,750           -            -
Contributed capital - cash, no shares issued           -           -            -   1,064,262           -            -
Net loss                                               -           -            -           -           -   (1,257,397)
                                             -----------  ----------  -----------  ----------  ----------  -----------
Balance - June 30, 1998                       1,000,000  $   292,786  15,546,361  $ 4,260,739           -  $(3,950,156)
                                            ===========  ===========  ==========  ===========  ==========  ===========

The accompanying notes are an integral part of these financial statements.


                   INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS



                                                                 Cumulative
                                                               For the Period
                                                             September 26, 1986
                                           For the Years Ended   (Inception)
                                                June 30,           Through
                                         ------------------------  June 30,
                                            1998          1997       1998
                                        -----------  -----------  -----------
Cash Flows From Operating Activities
 Net loss                               $(1,257,397) $(1,427,751) $(3,950,156)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Allowance for doubtful accounts                -       39,193       40,783
   Amortization                              10,302        9,842       37,049
   Depreciation                              35,556       33,099      109,844
   Stock based compensation                   6,750       72,440      338,497
 Change in assets and liabilities:
   Inventory                                108,092      123,822            -
   Sales representatives receivable               -       (8,914)     (40,783)
   Prepaid expenses                          12,572       (7,554)      (2,241)
   Accounts payable                         (17,461)     (11,655)      12,965
   Accrued liabilities                       (1,914)       4,605        4,627
                                        -----------  -----------  -----------
 Net Cash Used By Operating Activities   (1,103,500)  (1,172,873)  (3,449,415)

Cash Flows From Investing Activities
 Purchase of property and equipment         (10,522)     (25,274)    (189,204)
 Purchase of rights to technology           (31,321)     (79,059)    (277,688)
 Organization costs                               -            -       (1,880)
 Cash loaned to related party              (173,852)     (11,073)    (184,925)
                                        -----------  -----------  -----------
  Net Cash Used By Investing Activities    (215,695)    (115,406)    (653,697)

Cash flows From Financing Activities
 Proceeds from issuance of common stock     350,000            -    1,262,346
 Cash from controlling shareholder        1,064,262      753,937    2,934,415
 Payments for treasury stock                      -            -       (3,325)
 Payments for stock offering costs                -            -      (56,509)
 Proceeds from net borrowings from
  related party                                   -            -       78,101
 Payments on note payable and obligation
  under capital leases                      (10,795)      (3,747)     (19,886)
                                        -----------  -----------  -----------
 Net Cash Provided By Financing
  Activities                              1,403,467      750,190    4,195,142
                                        -----------  -----------  -----------
Net Increase (Decrease) In Cash              84,272     (538,089)      92,030

Cash and Cash Equivalents at Beginning
   of Period                                  7,758      545,847            -
                                        -----------  -----------  -----------
Cash and Cash Equivalents at
 End of Period                          $    92,030  $     7,758  $    92,030
                                        ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.


                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                        June 30, 1998 and 1997

NOTE 1---ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- International Automated Systems, Inc. (the "Company") was incorporated in the State of Utah on September 26, 1986. The
     Company is involved in the research and development of electronic security and communication equipment as well as an automated self check-out system for retail stores. The Company is deemed to be in the development stage and its activities to date consisted of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment and developing a business plan.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities. revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Basis of Presentation -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 1998 and 1997, the Company incurred net losses of $1,257,397 and $1,427,751, respectively, and, as of June 30, 1998, the
     Company's losses accumulated from inception totaled $3,950,156. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

     Fair Value of Financial Instruments -- The estimated fair value of financial instruments is not presented because, in Management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying balance sheet.

     Cash and Cash Equivalents -- All highly-liquid debt instruments purchased with maturities of three months or less have been considered cash equivalents.

     Inventory -- Inventory consists of raw materials and finished goods pertaining to the Company's automated fingerprint identification machine. Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method. A write down of $108,093 was recorded to reduce inventory amounts to its fair market value of zero.

     Receivable From Sales Representatives -- Sales representatives are independent contractors of the Company who locate potential buyers of the automated fingerprint identification machine. As part of their agreement with the Company, they each purchased a machine for $2,500 with a $400 to $800 down payment required. The remaining balance was not paid within 90 days and a $1,000 finance charge was added to the outstanding balance due from each sales representative. The income relating to the finance charge will not be recognized until payments are received. The Company has established a payment plan whereby the sales representatives can pay $90 a month until the balance is satisfied; these payments have been suspended until further modifications to the automated fingerprint identification machine are completed. Since no payments were received during fiscal year 1997 and 1998 and no collections were expected, an allowance for doubtful accounts has been established at June 30, 1998 in the amount of $40,783 relating to these accounts, of which $39,193 was charged to bad debt expense during the year ended June 30, 1997. The Company has no other trade receivables at June 30, 1998.

     Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years.
     Depreciation expense for the years ended June 30, 1998 and 1997 was $35,556 and $33,099, respectively.

     Impairment -- The Company records impairment losses on property and equipment, investment in direct financing leases and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Revenue Recognition -- Sales are recognized upon delivery and acceptance.

     Advertising Costs -- Advertising costs are expensed when incurred.
     Advertising expense was $1,559 and $16,898, respectively, for the years ended June 30, 1998 and 1997.

     Income Taxes -- The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

     Basic and Diluted Loss Per Common and Preferred Share -- In the fourth quarter 1998, the Company adopted Statement of Financial Accounting
     Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common and preferred share is computed by dividing net loss available to common and preferred stockholders by the weighted-average number of common and preferred shares outstanding during the period. the preferred shares outstanding are included because, as further discussed in Note 3, the preferred shares have equal dividend rights and 10 to 1 rights; thus considered a common stock equivalent. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share. The effect of the new standard on prior years was immaterial; accordingly, prior periods have not been restated.

     Reclassification -- Certain previously reported amounts have been reclassified to conform to the June 30, 1998 presentation. These reclassifications had no effect on previously reported net loss.

     New Accounting Standards -- The Financial Accounting Standard Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131,
     Disclosures About Segments of an Enterprise and Related Information in
     1997. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's financial position, results of operations or cash flows.

     The Company adopted SFAS No. 128, Earnings Per Share, and SFAS No. 129,
     Disclosures of Information About Capital Structure in 1997. In accordance with SFAS Nos. 128 and 129, both basic loss per share and diluted loss per share as well as rights and liquidation preferences of debt and equity securities have been presented in the accompanying financial statements.

NOTE 2--REORGANIZATION/ADVANCES FROM SHAREHOLDER

     In November 1996, the Company entered into a reorganization agreement with Mr. Neldon Johnson, which was effective June 30, 1996. Mr.
     Johnson, prior to the reorganization, owned a majority of the common stock of the Company. The purpose of the reorganization was to transfer ownership of all patents relating to the Automated Fingerprint
     Identification Machine technology and the Digital Wave technology owned by Mr. Johnson to the Company and to satisfy $468,458 of a liability payable to Mr. Johnson in the amount of $1,116,216 in exchange for the issuance of 1,000,000 preferred shares and 6,000,000 common shares of the Company. The remaining $647,758 which was advanced by Mr. Johnson in June 1996 was to be used by the Company for future research and development to be performed for Mr. Johnson. During the year ended June
     30, 1997, the advance of $647,758 and an additional advance of $753,937 was converted to contributed capital.

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

     During the year ended June 30, 1998, Mr. Johnson advanced the Company
     $1,064,262 which was accounted for as contributed capital.

NOTE 3--PREFERRED STOCK

     The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.
     The proceeds from the issuance of the preferred and common shares were allocated based on the respective voting rights of the shares issued.

NOTE 4--RELATED PARTY TRANSACTIONS

     As of June 30, 1998 and 1997, the Company had receivables from U-Check,
     Inc. (U-Check), a corporation solely owned by Mr. Johnson, totaling
     $184,925 and $11,073 respectively. U-Check is considered a development stage company with its activities to date consisting of the construction of a grocery store scheduled to open in late 1998. Once opened U-Check will be a franchisee of the Company and a beta-sight for the Company's technology. U-Check currently has no source of operating capital other than loans from the Company and capital contributions from Mr. Johnson. These receivables are due upon demand, bear no interest and are unsecured from both U-Check and Mr. Johnson. Also, as discussed in Note 6, U-Check subleased various equipment to be used in the grocery store from the Company. Included in the receivable amount for June 30, 1998 was $12,348 in related party revenue from the Company to U-Check.

     See Note 2 for various advances during the period ended June 30, 1998 and 1997 from Mr. Johnson.

NOTE 5--NOTE PAYABLE

     At June 30, 1998, the Company had a note payable to a bank, secured by a vehicle, with monthly payments of $394, including interest at 8%, through November 1999 in the amount of $6,217.

     Annual maturities of this note payable for the next two years are as follows:

          Year Ending June 30,                 Amount
          --------------------                -------
                 1999                         $ 4,387
                 2000                           1,830
                                              -------
                                              $ 6,217
                                              =======

NOTE 6--OBLIGATION UNDER CAPITAL LEASES/NET INVESTMENT IN DIRECT
FINANCING LEASES

     In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership (U-Check, Inc.) under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 1998:

          Year Ending June 30,
                 1999                                   $  38,959
                 2000                                      38,959
                 2001                                      38,959
                 2002                                      38,959
                 2003                                      35,712
                                                        ---------
          Total Minimum Lease Payments                    191,548

          Less Amount Representing Interest                64,111
                                                        ---------
          Present Value of Net Minimum Lease Payments     127,437

          Less Current Portion                             17,867
                                                        ---------
          Obligation Under Capital Leases  - Long-Term  $ 109,570
                                                        =========

     At June 30, 1998, the Company has an investment in direct financing leases totaling $134,183. The following is a schedule by years of future minimum lease proceeds from the related party company:

                     Year Ending June 30,
                            1999                        $  45,705
                            2000                           38,959
                            2001                           38,959
                            2002                           38,959
                            2003                           35,712
                                                        ---------
          Total Minimum Lease Payments Receivable         198,294

          Less Amount Representing Interest                64,111
                                                        ---------
          Present Value of Net Minimum Lease Proceeds     134,183

          Less Current Portion                             24,613
                                                        ---------
          Investment in Direct Financing Leases -
            Long Term                                   $ 109,570
                                                        =========
NOTE 7--INCOME TAXES

     The Company did not have a current or deferred provision for income taxes for the years ended June 30, 1998 and 1997. The following presents the components of the net deferred tax asset at June 30, 1998:


       Operating loss carryforwards                     $ 277,706
            Write off of inventory                         84,312
            Allowance for doubtful accounts                15,905
            Accumulated depreciation/amortization           1,303
                                                        ---------
       Net Deferred Tax Assets Before Valuation
              Allowance                                   379,226

        Less: Valuation Allowance                        (379,226)
                                                        ---------
       Net Deferred Tax Asset                           $       -
                                                        =========

  The valuation allowance increased $132,148 and decreased $96,092 during the years ended June 30, 1998 and 1997, respectively. The Company has net operating loss carryforwards of $756,292 that expire, if unused, in years 2002 through 2013.

  The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 1998 and 1997:

                                                          June 30,
                                                  ----------------------
                                                     1998       1997
                                                  ----------  ----------
   Income tax benefit at statutory rate (34%)     $ (427,515) $ (485,435)
   Deferred tax valuation allowance change           132,148     (96,734)
       Non deductible expenses/taxable income        397,016     478,256
       State taxes net of federal benefit            (41,494)    (47,116)
       Effect of change in tax rates                 (60,155)    103,186
                                                  ----------  ----------
   Provision for Income Taxes                     $        -  $        -
                                                  ==========  ==========

NOTE 8--PATENTS

  The Company's policy on recording patent costs is to capitalize legal fees incurred in obtaining patents and franchises in the United States and other countries. Costs incurred to develop the technology were recognized as research and development expense by the Company when incurred. The patents are being amortized on a straight-line basis over a 17-year life.

NOTE 9--RESEARCH AND DEVELOPMENT EXPENSE

  Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of both the Automated Fingerprint Identification
  Machine technology and the Digital Wave Modulation technology. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $598,804 and $658,198 for the fiscal years ended June 30, 1998 and 1997, respectively.

NOTE 10--OPERATING LEASES

  The Company leases building and office equipment with lease terms ranging from month to month to five years. These leases are accounted for as operating leases.

  Commitments for future minimum rental payments required under operating leases are as follows:

             Year Ending June 30,
                  1999                          $ 12,591
                  2000                            12,591
                  2001                            11,148
                                                --------
                  Total                         $ 36,330
                                                ========

  Rental expense during the years ended June 30, 1998 and 1997 was $31,329 and $22,817, respectively.

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

  During the year ended June 30, 1998 and 1997, the Company paid $754 and $1,553 in interest.

  As further discussed in Note 6, the Company acquired $134,183 of equipment through capital leases, the Company subsequently subleased the same equipment under the same terms.

  As further discussed in Note 2, $647,758 of advances from a related party have been converted to contributed capital during the year ended
  1997.

  During the year ended June 30, 1998 and 1997, the Company issued 6,000 and 19,000 shares, respectively, with values ranging from $1.13 to $4.13 for various services.

  Since inception, the Company has issued 780,261 shares of common stock valued at an average of $0.43 per share for services.

  During June of 1991, the Company issued 2,700,000 shares of common stock to satisfy amounts owed to a majority shareholder in the amount of $78,101.

NOTE 12--CONTINGENCY

  Subsequent to June 30, 1998, the Company was notified by the U. S.
  Securities and Exchange Commission (SEC) that they were taking formal action against the Company and its president and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company regarding new technology developed by the Company. This action is in its preliminary stages. The ultimate outcome of the action cannot presently be determined.
  Accordingly, no provision for any liability that may result has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

  On July 2, 1996, a law suit was filed against the Company by shareholders for securities violations. The suit is seeking damages incurred based on the decrease in the Company's stock price because of alleged material misrepresentations by the Company regarding new technology developed by the Company. This action is in its preliminary stages. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements, and the possible effect it will have on future financial statements is unknown.

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

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

  During the fiscal year 1998 there were no changes or disagreements with the accountants, Hansen, Barnett and Maxwell.

PART III.

Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Directors and Officers

The executive officers and directors of the Company are as follows:

Name                   Age     Position with the Company

Neldon Johnson         52      Chairman of the Board of
                               Directors and President

Ina Johnson            49      Secretary and Director

Donnel Johnson         33      Director and Vice-President

Christopher Taylor     29      Director

Stacy Curtis Snow      32      Director

Randale Johnson        29      Vice-President

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

     An investigation conducted by the Securities and Exchange Commission
("SEC") of IAS has resulted in a law suit against Neldon Johnson being filed by the SEC in the United States District Court, Central Division, on
September 23, 1998. Donnel Johnson and Randale Johnson were also named as relief defendants.

     None of the officers or directors of the Company has during the past five years, been involved in any events such as petitions in bankruptcy, receivership or insolvency, criminal proceedings or convicted of proceedings relating to securities violations.
Significant Employees and Managers

     Monty Hamilton, age 57, is an employee having responsibilities for marketing. Mr. Hamilton holds a Master of Business Administration and a B.S. degree in Banking and Finance from the University of Utah. He joined the Company in 1996. From 1987 to 1995 Mr. Hamilton was an account executive with a securities broker-dealer.

Item 10. Executive Compensation

     Currently the Company has no employment agreement with any of its
officers, directors or employees.   During the year ended June 30, 1998,
Neldon Johnson, who is an officer and a director of the Company, received benefits of $ 3,168. Mr. Johnson received no other compensation for his services to the Company.  That same amount is attributable to his wife Ina
Johnson, who is an officer and a director of the Company.  Mr. Johnson received no salary.


Employment Agreements

     The Company has no employment agreements or contracts with any employees. Each employee has signed a non-disclosure agreement with the Company. The Company has no stock option or incentive plans. There are no warrants or options issued or outstanding as of June 30, 1998.

Item. 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 1998, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.


     Name and address of                  Number of
     Beneficial Owner                   Shares Owned             Percent(1)

     Neldon Johnson
     512 South 860 East
     American Fork, Utah                  10,560,000               68

     Donnel Johnson
     512 South 860 East
     American Fork, Utah                      47,400               .3

     Christopher Taylor
     512 South 860 East
     American Fork, Utah                       4,753

     S. Curtis Snow
     512 South 860 East
     American Fork, Utah

     Randale Johnson
     512 South 860 East
     American Fork, Utah                      7,000

     Directors and Officers as a Group
     5 persons                           10,619,153               68
                                         ==========
____________________
     1 Based on 15,546,361 shares of common stock issued and
       outstanding, but does not include the 1,000,000 shares of Series
       1 Class A Preferred Stock held my Neldon Johnson. Each share of the
       Series Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 83 per cent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together. Other than Mr. Neldon Johnson, the Company is unaware of any other persons holding five per cent or more of the
       Company's issued and outstanding securities.


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

     The Company's Self-Check System is being installed in a grocery store under construction in Salem, Utah. The store will operate under the name of U-Check. Mr. Neldon Johnson, the Company's president, owns the real property and the business of U-Check. Articles of Incorporation have been filed for U-Check, Inc. No written agreement has been entered into between the Company and Mr. Johnson. Mr. Johnson will purchase the equipment from the Company at a price yet to be determined, but the price should exceed the Company's costs. In addition, the Company and Mr. Johnson will enter into a written software licensing agreement for the Self-Check System. As of June 30, 1998 and 1997, the Company had receivables from U-Check totaling $184,925 and $11,073 respectively. U-Check is considered a development stage company with its activities to date consisting of the construction of a grocery store. U-
Check currently has no source of operating capital other than loans from the Company and capital contributions from Mr. Johnson. These receivables are due upon demand, bear no interest and are unsecured from both U-Check and Mr.
Johnson. Also, U-Check subleased various equipment to be used in the grocery store from the Company. Included in the receivable amount for June 30, 1998 was $12,348 in related party revenue from the Company to U-Check.

     During fiscal 1998 the Johnson family contributed funds to the Company in the amount of $1,064,262. The Company issued no shares for the funds received.

PART IV

Item 13.  Exhibits and Reports on From 8-K

a. Exhibits

3.(i)     *Certificates of Articles of Incorporation

3.(ii)    *By-laws.

3.(iii)   *Notification of Series 1 Class A Preferred Stock

4.(i)     *Specimen Certificate of Common Stock.

4(ii)     *Form of Warrant Purchase Option to be issued to Underwriter.


10.(i)    *Consulting Agreement with Wilson-Davis

10.(a)   *Agreement with Company Officer

10.(11)   *Assignment of Patent.

99(1)      *Patent No. 5,598,474
    (2)    *Patent No. 5,640,422
    (3)     Patent No. 5,689,529

*This document was previously filed with the Commission and is incorporated in this report by reference.

b. Reports on Form 8-K.

     During the period ended June 30, 1998, Registrant filed no report on Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERNATIONAL AUTOMATED SYSTEMS, INC.

                              /S/  Neldon Johnson
                              NELDON JOHNSON

                              Title: President, Chief Executive Officer, and Chief Financial Officer (Principal
                              Executive and Financial Officer)


                              Date: October 7, 1998


               DIRECTORS


                              /S/  Neldon Johnson
                              NELDON JOHNSON
                              Title: Director

                              Date:  October 7, 1998


                              /S/  Ina Johnson
                              INA JOHNSON
                              Title: Director

                              Date:  October 7, 1998


                              /S/  Donnel Johnson
                              DONNEL R. JOHNSON
                              Title: Director

                              Date:  October 7, 1998



                              /S/  Christopher J. Taylor
                              CHRISTOPHER J. TAYLOR
                              Title: Director

                              Date:  October 7, 1998



                              /S/  S. Curtis Snow
                              S. CURTIS SNOW
                              Title: Director

                              Date:  October 7, 1998



