Form 10QSB
period 1998-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1998-11-13
CIK 820380

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 1998

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


As of September 30, 1998, Registrant had 15,546,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations from June 30, 1998, through September 30, 1998, and changes in its financial position from inception through September 30, 1998, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

     Registrant is a development stage company. Historically its primary activities have been research and development of high technology which can be applied to develop commercial products. Such development has significant risks.


                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS

                                                   September 30,  June 30,
                                                       1998         1998
                                                    -----------  ----------
                                                    (Unaudited)
                                     ASSETS

 Current Assets
  Cash and cash equivalents                         $    15,577  $   92,030
  Receivable from sales representatives,
   net of allowance for doubtful accounts
   of $40,783                                               -           -
   Net investment in direct financing leases -
   related party - current portion                       28,975      24,613
  Prepaid expenses                                          -         2,241
                                                    -----------  ----------
   Total Current Assets                                  44,552     118,884
                                                    -----------  ----------
Property and Equipment
  Computer and electronic equipment                     147,685     147,684
  Furniture and fixtures                                 20,982      20,982
  Automobiles                                            21,657      21,657
  Leasehold improvements                                 18,238      18,238
                                                    -----------  ----------
   Total Property and Equipment                         208,562     208,561
  Accumulated depreciation                             (119,081)   (109,844)
                                                    -----------  ----------
   Net Property and Equipment                            89,481      98,717
                                                    -----------  ----------
Other Assets
   Related party receivable                             240,028     184,925
   Net investment in direct financing leases
    - related party                                     103,232     109,570
   Patents, net of accumulated amortization             245,039     242,519
                                                    -----------  ----------
     Total Other Assets                                 588,299     537,014
                                                    -----------  ----------
Total Assets                                        $   722,332  $  754,615
                                                    ===========  ==========


                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                     CONDENSED BALANCE SHEETS (CONTINUED)


                                                   September 30,  June 30,
                                                       1998        1998
                                                    -----------  ----------
                                                    (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $    38,129  $   12,965
  Current portion of notes payable                        4,475       4,387
  Accrued liabilities                                     4,319       4,627
  Obligation under capital leases - current portion      22,229      17,867
                                                    -----------  ----------
  Total Current Liabilities                              69,152      39,846
                                                    -----------  ----------
Long Term Liabilities
  Notes payable                                             677       1,830
  Obligation under capital leases                       103,232     109,570
                                                    -----------  ----------
   Total Long Term Liabilities                          103,909     111,400
                                                    -----------  ----------
Total Liabilities                                       173,061     151,246
                                                    -----------  ----------
Stockholders' Equity
  Preferred stock, Class A, no par value,
   5,000,000 shares authorized, 1,000,000 shares
   issued and outstanding                               292,786     292,786
  Common stock, no par value, 45,000,000 shares
   authorized,15,546,361 shares issued and
   outstanding                                        4,465,739   4,260,739
  Deficit accumulated during the development stage   (4,209,254) (3,950,156)
                                                    -----------  ----------
     Total Stockholders' Equity                         549,271     603,369
                                                    -----------  ----------
Total Liabilities and Stockholders' Equity          $   722,322  $  754,615
                                                    ===========  ==========

  The accompanying notes are an integral part of these financial statements.


                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the Period
                                                             From Inception
                                                               (September
                                        For the Three Months    26, 1986)
                                         Ended September 30,     through
                                       ----------------------- September 30,
                                         1998          1997         1998
                                       ----------   ----------   -----------
Revenue
   Sales                               $       -    $      400   $   108,144
   Income from related party               11,738           -         44,086
                                       ----------   ----------   -----------
    Total Revenue                          11,738          400       152,230

 Cost of Sales
   Cost of Sales                               -           350        80,260
   Write down of carrying value of
    inventories of $108,093 during
    1998 and 1997                              -            -        216,186
                                       ----------   ----------   -----------

 Total Cost of Sales                           -           350       296,446
                                       ----------   ----------   -----------

 Gross Profit (Loss)                       11,738           50      (144,216)
                                       ----------   ----------   -----------
 Operating Expenses
   General and administrative             151,233      135,477     1,954,477
   Research and development expense       116,716      118,106     2,071,460
   Amortization expense                     3,550        2,593        40,599
                                       ----------   ----------   -----------
    Total Operating Expenses              271,499      256,126     4,210,752
                                       ----------   ----------   -----------
 Other Income and (Expense)
   Interest income                            494          180        20,649
   Interest expense                          (117)        (268)      (19,437)
                                       ----------   ----------   -----------
    Net Other Income (Expense)                377          (88)        1,212
                                       ----------   ----------   -----------
 Net Loss                              $ (259,384)  $ (256,214)  $(4,209,540)
                                       ==========   ==========   ===========

 Basic and Diluted Loss Per Share      $    (0.02)  $    (0.02)  $     (0.29)
                                       ==========   ==========   ===========
 Common and Preferred Shares Used in
  Per Share Calculation                16,546,361   16,255,361    14,645,475
                                       ==========   ==========   ===========


   The accompanying notes are an integral part of these financial statements.


                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             For the Period
                                                             From Inception
                                                               (September
                                        For the Three Months    26, 1986)
                                         Ended September 30,     through
                                       ----------------------- September 30,
                                         1998          1997         1998
                                       ----------   ----------   -----------
 Cash Flows From Operating Activities
   Net loss                            $ (259,384)  $ (256,214)  $(4,209,540)
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Allowance for doubtful accounts            -            -         40,783
    Amortization                            3,550         2,593       40,599
    Depreciation                            9,236         8,618      119,080
    Stock based compensation                   -             -       338,497
   Change in assets and liabilities:
    Sales representatives receivable           -             -       (40,783)
    Prepaid expenses                        2,241         5,073           -
    Accounts payable                       25,450        (6,247)      38,415
    Accrued liabilities                      (308)         (879)       4,319
                                       ----------   -----------   ----------
    Net Cash Used By Operating
     Activities                          (219,215)     (247,056)  (3,668,630)
                                       ----------   -----------   ----------
 Cash Flows From Investing Activities
   Purchase of property and equipment          -           (811)    (189,204)
   Purchase of rights to technology        (6,070)       (3,855)    (283,758)
   Organization costs                          -             -        (1,880)
   Net cash loaned to related party       (55,104)        9,769     (240,029)
                                       ----------   -----------   ----------
    Net Cash Used By Investing
     Activities                           (61,174)        5,103     (714,871)
                                       ----------   -----------   ----------
 Cash Flows From Financing Activities
   Proceeds from issuance of
    common stock                               -             -     1,262,346
   Cash from controlling shareholder      205,000            -       232,685
   Payments for treasury stock                 -             -        (3,325)
   Payments for stock offering costs           -             -       (56,509)
   Proceeds from net borrowings from
    related party                              -          8,000       78,101
   Payments on note payable                (1,064)         (983)     (20,950)
                                       ----------   -----------   ----------
    Net Cash Provided By Financing
      Activities                          203,936       239,702    4,399,078
                                       ----------   -----------   ----------
 Net Increase (Decrease) In Cash
  and Cash Equivalents                    (76,453)       (2,251)      15,577

 Cash and Cash Equivalents at
  Beginning of Period                      92,030         7,758           -
                                       ----------    ----------   ----------
 Cash and Cash Equivalents at
  End of Period                        $   15,577    $    5,507   $   15,577
                                       ==========    ==========   ==========


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

      The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 1998. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 1999.

 NOTE 2--RELATED PARTY TRANSACTIONS

      During the year ended June 30, 1998, the Company advanced a corporation controlled by the Company's majority shareholder $184,925. Subsequently, the Company has advanced this same corporation an additional $55,103 for the period ended September 30, 1998. Total advances are $240,028. No terms for repayment have been established.

      For the three months ending September 30, 1998, the controlling shareholder, Neldon Johnson, contributed $205,000 for research as additional paid-in capital. No additional preferred or common stock was issued.

 NOTE 3--CONTINGENCIES

      On July 2, 1996, the Company had a class action law suit filed against it by shareholders for securities violations. The class action has been brought on behalf of all persons and entities who purchased shares of common stock from May 13, 1996 to June 27, 1996. The suit is seeking damages incurred based on the decrease in the Company's stock price because of alleged material misrepresentations by the Company regarding new technology developed by the Company. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements and the possible effect it will have on future financial statements is unknown. Except for proceedings resulting in the dinial of class certification, the parties have not engaged in extensive discovery. No settlement discussions have occurred to date. The company intends to continue vigorously defending the lawsuit.

      On August 13, 1996 the Company was served a formal order of private investigation by the U.S. Securities and Exchange Commission (SEC). To date, the SEC has issued a subpoena requiring the production of certain documents. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. This investigation has resulted in a complaint against IAS and Neldon Johnson being filed by the SEC in the United States District Court, Central Division, on September 23, 1998. Donnel Johnson and Randale Johnson were also named as relief defendants.

       IAS continue to stand by its Digital Wave Modulation (DWM) technology and its inventor and president Neldon Johnson.
      IAS and Neldon Johnson denies the allegation of participation in fraudulent microcap schemes and the other substantive allegations filed in the complaint by the SEC and intend to vigorously defend the lawsuit.



 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


  Liquidity and Capital Resources. As of September 30, 1998, Registrant had cash of $15,577 compared to cash of $92,030 as of June 30, 1998. Cash decreased because of the continuing losses from research and development and other activities. Inventory did not change from June 30, 1998. As of September 30, 1998, total current assets were $44,552 and total assets were $722,332 compared to total current assets $118,884 and total assets $754,615 as of June 30, 1998.

      As of September 30, 1998, Registrant had total liabilities of $173,061 and shareholders' equity of $549,271 compared to total current liabilities of $39,846 and shareholders' equity of $603,369 as of June 30, 1998. The deficit accumulated during the development stage was $4,209,254 as of September 30, 1998, compared to $3,950,156 as of June 30, 1998. For the near term the Company's ability to continue it operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continued research and development activities. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of September 30, 1998, the ratio of current assets to current liabilities was approximately .64 to one.


  Results of Operation. For the quarter ended September 30, 1998, Registrant had total revenues of $11,738 compared to total revenues of $400 for the same period a year earlier. For the quarter ended September 30, 1998, Registrant had total operating expenses of $271,499 compared to expenses of $256,176 during the same quarter a year earlier. The decrease in income reflects a lack of sales. As of September 30, 1998, cost of sales was $0 compared to $350 a year earlier and gross profit was $11,738 compared to $50 a year earlier. For the quarter Registrant had a net loss of $ 259,384 compared to a net loss of $ 256,214 for the same quarter a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses and research and development expenses. For the quarter the net loss per share was $(0.02) compared to $(0.02). For the quarter ended September 30, 1998, general and administrative expenses were $151,235 compared to $135,477 and research and development expenses were $116,716 compared to $118,106 a year earlier. The Company has only minimal revenues, but its level of operations requires additional funds.

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

 PART II.

 Item 1. Legal Proceedings.

      In April 1997 the Company was named in a defendant in an action caption "Alarm Control Company V. International Automated Systems, Incorporated". The complaint claims breach of contract and seeks $60,000 plus interest from the Company. The action was in the third District Court of Salt Lake County, State of Utah. The Company has filed for a Summary Judgement. The court ruled in favor of IAS and consequently the case was dismissed.

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


 Date 11-06-98

 International Automated Systems, Inc.


 By   Neldon Johnson
 President and Chief Executive Officer



 By   Neldon Johnson
 Chief Financial Officer