Form 10QSB
period 1998-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1999-02-17
CIK 820380

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

For Quarter Ended  December 31, 1998

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


As of December 31, 1998, Registrant had 15,546,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998, and the results of its operations and changes in its financial position from June 30, 1998, through December 31, 1998, and from inception through December 31, 1998, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

     Registrant is a development stage company. Historically its primary activities have been research and development of high technology which can be applied to develop commercial products. Such development has significant risks.


                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS



                                                 December 31,     June 30,
                                                         1998         1998
                                                    ---------     --------
                                                  (Unaudited)
                                    ASSETS


Current Assets
     Cash and cash equivalents                      $  13,693     $ 92,030
     Receivable from sales representatives,
       net of allowance for doubtful
       accounts of $40,783                                  -            -

     Receivable from related party                    260,585      184,925
     Net investment in direct
     financing leases -
     related party - current portion                   21,956       24,613
     Prepaid expenses                                       -        2,241
                                                    ---------     --------

      Total Current Assets                            296,234      303,809
                                                    ---------     --------

Property and Equipment
     Computer and electronic equipment                147,684      147,684
     Furniture and fixtures                            20,982       20,982
     Automobiles                                       21,657       21,657
     Leasehold improvements                            18,238       18,238
                                                    ---------     --------
      Total Property and Equipment                    208,561      208,561
     Accumulated depreciation                        (128,317)    (109,844)
                                                    ---------     --------

      Net Property and Equipment                       80,244       98,717
                                                    ---------     --------
Other Assets
      Net investment in direct financing
        leases - related party                         99,396      109,570
      Patents, net of accumulated amortization        250,605      242,519
                                                    ---------     --------

      Total Other Assets                              350,001      352,089
                                                    ---------     --------

Total Assets                                        $ 726,479     $754,615
                                                    =========     ========




                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                     CONDENSED BALANCE SHEETS (CONTINUED)


                                                     December 31,     June 30,
                                                            1998          1998
                                                    ------------   -----------
                                                     (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                               $     37,083   $    12,965
     Note payable - current portion                        4,069         4,387
     Accrued liabilities                                  10,672         4,627
     Obligation under capital leases -
      current portion                                     15,210        17,867
                                                    ------------   -----------

     Total Current Liabilities                            67,034        39,846
                                                    ------------   -----------
Long Term Liabilities
     Notes payable                                             -         1,830
     Obligation under capital leases                      99,396       109,570
                                                    ------------   -----------

          Total Long Term Liabilities                     99,396       111,400
                                                    ------------   -----------

Total Liabilities                                        166,430       151,246

Stockholders' Equity
     Preferred stock, Class A, no par value,
     5,000,000 shares authorized, 1,000,000
     shares issued and outstanding                       292,786       292,786
     Common stock, no par value, 45,000,000 shares
       authorized,15,546,361 shares issued and
       outstanding                                     4,756,739     4,260,739
     Deficit accumulated during the development
       stage                                          (4,489,476)   (3,950,156)
                                                    ------------   -----------

         Total Stockholders' Equity                      560,049       603,369
                                                    ------------   -----------

Total Liabilities and Stockholders' Equity          $    726,479   $   754,615
                                                    ============   ===========

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                 For the Period
                                                                                 From Inception
                                                                                 (September 26,
                           For the Three Months             For the Six                   1986)
                             Ended December 31,          Ended December 31,             Through
                         -------------------------   -------------------------     December 31,
                                1998          1997          1998          1997             1998
                         -----------    ----------   -----------    ----------    -------------
  Revenue
  Sales                  $         -    $    1,481   $         -    $     1,881   $     108,144
  Equipment lease
    income from related
    party                        694             -        12,432              -          44,780
                         -----------    ----------   -----------    -----------   -------------

   Total Revenue                 694         1,481        12,432          1,881         152,924
                         -----------    ----------   -----------    -----------   -------------

Cost of Sales
  Cost of sales                    -           703             -          1,053          80,260
  Write down of carrying
  value of inventories of
  $108,093 during 1998
  and 1997                         -             -             -              -         216,186
                         -----------    ----------   -----------    -----------   -------------

     Total Cost of Sales           -           703             -          1,053         296,446
                         -----------    ----------   -----------    -----------   -------------

Gross Profit/(Loss)              694           778        12,432            828        (143,522)
                         -----------    ----------   -----------    -----------   -------------
Operating Expenses
  General and
    administrative            73,310       191,063       224,543        326,540       2,047,726
  Research and development
    expense                  202,556        94,588       319,272        212,694       2,254,077
  Amortization expense         3,551         2,593         7,101          5,186          44,150
                         -----------    ----------   -----------    -----------   -------------

     Total Operating
       Expenses              279,417       288,244       550,916         544,420      4,345,953
                         -----------    ----------   -----------    ------------  -------------
Loss From Operations        (278,723)     (287,466)     (538,484)       (543,592)    (4,489,475)
Other Income and
 (Expense)
  Interest income                211           208           705            388          20,860
  Interest expense            (1,424)         (178)       (1,541)          (446)        (20,861)
                         -----------    ----------   -----------    -----------   -------------

     Net Other Income
       (Expense)              (1,213)           30          (836)           (58)             (1)
                         -----------    ----------   -----------    -----------   -------------

Net Loss                 $  (279,936)   $ (287,436)  $  (539,320)   $  (543,650)  $  (4,489,476)
                         ===========    ==========   ===========    ===========   =============

 Per Share               $     (0.02)   $    (0.02)  $     (0.03)   $     (0.03)  $       (0.31)
                         ===========    ==========   ===========    ===========   =============

Common and Preferred
 Shares Used in Per
 Share Calculation        16,546,361    16,273,904    16,546,361     16,264,633      14,684,520
                         ===========   ===========   ===========    ===========   =============

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                       For the Period
                                                                       From Inception
                                                                       (September 26,
                                               For the Six Months               1986)
                                                Ended December 31,           Through
                                            -------------------------    December 31,
                                                   1998          1997           1998
                                            -----------   -----------    -----------

Cash Flows From Operating Activities
  Net loss                                  $  (539,320)  $  (543,650)   $(4,489,476)
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Allowance for doubtful accounts                    -             -         40,783
   Amortization                                   7,101         5,186         44,150
   Depreciation                                  18,473        17,235        128,317
   Stock based compensation                           -             -        338,497
  Change in assets and liabilities:
   Sales representatives receivable                   -             -        (40,783)
   Prepaid expenses                               2,241        14,813              -
   Accounts payable                              24,118        25,770         37,083
    Accrued liabilities                           6,045          (946)        10,672
                                            -----------   -----------    -----------

   Net Cash Used In Operating Activities       (481,342)     (481,592)    (3,930,757)
                                            -----------   -----------    -----------
Cash Flows From Investing Activities

  Purchase of property and equipment                  -          (811)      (189,204)
  Purchase of rights to technology              (15,187)       (9,280)      (292,875)
  Organization costs                                  -             -         (1,880)
  Net cash loaned to related party              (75,660)        2,473       (260,585)
                                            -----------   -----------    -----------

   Net Cash Used In Investing Activities        (90,847)       (7,618)      (744,544)
                                            -----------   -----------    -----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock              -        50,000      1,262,346
  Cash from controlling shareholder             496,000       447,121      3,430,415
  Payments for treasury stock                         -             -         (3,325)
  Payments for stock offering costs                   -             -        (56,509)
  Proceeds from net borrowings from
   related party                                      -             -         78,101
  Payments on note payable and
   capital lease obligations,
    net                                          (2,148)       (1,985)        (22,034)
                                            -----------   -----------    ------------
   Net Cash Provided By Financing
    Activities                                  493,852       495,136       4,688,994
                                            -----------   -----------    ------------

Net Increase (Decrease) In Cash and
  Cash Equivalents                              (78,337)        5,926          13,693
Cash and Cash Equivalents
 at Beginning of Period                          92,030         7,758               -
                                            -----------   -----------    ------------

Cash and Cash Equivalents at
  End of Period                             $    13,693   $    13,684    $     13,693
                                            ===========   ===========    ============




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

NOTE 2--RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1998, the Company advanced a corporation controlled by the Company's majority shareholder $184,925.
     Subsequently, the Company has advanced this same corporation an additional $75,660 for the period ended December 31, 1998. Total advances are $260,585. No terms for repayment have been established.

     For the six months ending December 31, 1998, the controlling shareholder, Neldon Johnson, contributed $496,000 for research as additional paid-in capital. No additional preferred or common stock was issued.

     In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. As of December 31, 1998, the Company's total receivable and payable relating to these lease obligations were $121,352 and $114,606, respectively.

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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS


 Liquidity and Capital Resources. As of December 31, 1998, Registrant had cash of $13,693 compared to cash of $92,030 as of June 30, 1998. Cash decreased because of the continuing losses from research and development and other activities. As of December 31, 1998, total current assets were $296,234 and total assets were $726,479 compared to total current assets $303,809 and total assets of $754,615 as of June 30, 1998.

     As of December 31, 1998, Registrant had total liabilities of $166,430 and shareholders' equity of $560,049 compared to total current liabilities of $39,846 and shareholders' equity of $603,369 as of June 30, 1998. The deficit accumulated during the development stage was $4,489,476 as of December 31, 1998, compared to $3,950,156 as of June 30, 1998. For the near term the Company's ability to continue its operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continued research and development activities. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of December 31, 1998, the ratio of current assets to current liabilities was approximately 4.42 to one.

 Results of Operations. For the quarter ended December 31, 1998, Registrant had total revenues of $694 compared to total revenues of $1,481 for the same period a year earlier. For the quarter ended December 31, 1998, Registrant had total operating expenses of $279,417 compared to expenses of $288,244
during the same quarter a year earlier.   As of December 31, 1998, cost of
sales was $0 compared to $703 a year earlier and gross profit was $694 compared to $778 a year earlier. For the quarter Registrant had a net loss of $ 279,936 compared to a net loss of $ 287,436 for the same quarter a year earlier. The decrease in net loss is attributable to the fact that general and administrative expenses decreased by a higher amount than the increase in research and development expenses. For the quarter ended December 31, 1998, the net loss per share was $(0.02) compared to $(0.02) for the quarter ended December 31, 1997. For the quarter ended December 31, 1998, general and administrative expenses were $73,310 compared to $191,063 and research and development expenses were $202,556 compared to $94,588 a year earlier.

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


Date February 12, 1999

International Automated Systems, Inc.


By
     Neldon Johnson
     President and Chief Executive Officer



By
      Neldon Johnson
      Chief Financial Officer