Form 10QSB
period 1999-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1999-05-17
CIK 820380

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

For Quarter Ended  March 31, 1999

Commission File Number  33-16531-D

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                         UTAH                        87-0447580
           -------------------------------       ------------------
           (State or other jurisdiction of         (IRS Employer
           incorporation or organization)        Identification No.)

                             512 South 860 East
                          American Fork, Utah 84003
                   ---------------------------------------
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


As of March 31, 1999, Registrant had 15,546,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.



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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and changes in its financial position from June 30, 1998, through March 31, 1999, and from inception through March 31, 1999, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

     Registrant is a development stage company. Historically its primary activities have been research and development of high technology which can be applied to develop commercial products. Such development has significant risks.


                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS



                                                  March 31,    June 30,
                                                    1999         1998
                                                 -----------  -----------
                                                 (Unaudited)
                                    ASSETS

Current Assets
   Cash and cash equivalents                     $     8,304  $    92,030
   Receivable from sales representatives,
     net of allowance for doubtful accounts
     of $40,783                                            -            -
   Receivable from related party                     266,628      184,925
   Net investment in direct financing leases -
     related party - current portion                  23,327       24,613
   Prepaid expenses                                        -        2,241
                                                 -----------   ----------
    Total Current Assets                             298,259      303,809
                                                 -----------   ----------
Property and Equipment
   Computer and electronic equipment                 148,864      147,684
   Furniture and fixtures                             32,746       20,982
   Automobiles                                        21,657       21,657
   Leasehold improvements                             18,238       18,238
                                                 -----------   ----------
    Total Property and Equipment                     221,505      208,561
   Accumulated depreciation                         (136,814)    (109,844)
                                                 -----------   ----------
    Net Property and Equipment                        84,691       98,717
                                                 -----------   ----------
Other Assets
   Net investment in direct financing leases
     - related party                                  87,105      109,570
   Patents, net of accumulated amortization          262,396      242,519
                                                 -----------   ----------
       Total Other Assets                            349,501      352,089
                                                 -----------   ----------
Total Assets                                     $   732,451   $  754,615
                                                 ===========   ==========


                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                     CONDENSED BALANCE SHEETS (CONTINUED)



                                                  March 31,    June 30,
                                                    1999         1998
                                                 -----------  -----------
                                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                              $    61,614  $    12,965
   Accrual for stockholder class action
    settlement expense                               170,631            -
   Note payable - current portion                      3,700        4,387
   Accrued liabilities                                 8,344        4,627
   Obligation under capital leases -
    current portion                                   20,483       17,867
                                                 -----------   ----------
   Total Current Liabilities                         264,772       39,846
                                                 -----------   ----------
Long Term Liabilities
   Notes payable                                      11,362        1,830
   Obligation under capital leases                    83,202      109,570
                                                 -----------   ----------
    Total Long Term Liabilities                       94,564      111,400
                                                 -----------   ----------
Total Liabilities                                    359,336      151,246
                                                 -----------   ----------
Stockholders' Equity
   Preferred stock, Class A, no par value,
    5,000,000 shares authorized, 1,000,000
    shares issued and outstanding                    292,786      292,786
   Common stock, no par value, 45,000,000 shares
    authorized, 15,546,361 shares issued
    and outstanding                                4,991,739    4,260,739
   Deficit accumulated during the development
    stage                                         (4,911,410)  (3,950,156)
                                                 -----------   ----------
       Total Stockholders' Equity                    373,115      603,369
                                                 -----------   ----------
Total Liabilities and Stockholders' Equity       $   732,451   $  754,615
                                                 ===========   ==========


                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               For the Period
                                                                               From Inception
                              For the Three Months      For the Nine Months    (September 26,
                                 Ended March 31,           Ended March 31,      1998) Through
                             ------------------------  ------------------------   March 31,
                                1999         1998         1999         1998          1999
                             -----------  -----------  -----------  -----------  -----------
 Revenue
   Sales                     $         -  $     9,870  $         -  $    11,751  $   108,144
   Equipment lease income
    from related party             1,078            -       13,510            -       45,858
                             -----------  -----------  -----------  -----------  -----------
    Total Revenue                  1,078        9,870       13,510       11,751      154,002
                             -----------  -----------  -----------  -----------  -----------
 Cost of Sales
   Cost of sales                      62        9,046           62       10,099       80,322
   Write down of carrying
    value of inventories of
    $108,093 during 1998
    and 1997                           -            -            -            -      216,186
                             -----------  -----------  -----------  -----------  -----------

      Total Cost of Sales             62        9,046           62       10,099      296,508
                             -----------  -----------  -----------  -----------  -----------

 Gross Profit/(Loss)               1,016          824       13,448        1,652     (142,506)
                             -----------  -----------  -----------  -----------  -----------
 Operating Expenses
   General and
    administrative               119,394      131,122      343,937      457,662    2,167,120

   Research and development
     expense                     129,396      174,026      448,668      386,720    2,383,473
   Amortization expense            3,550        3,551       10,651        8,737       47,700
                             -----------  -----------  -----------  -----------  -----------

      Total Operating
        Expenses                 252,340      308,699      803,256      853,119    4,598,293
                             -----------  -----------  -----------  -----------  -----------

 Loss From Operations           (251,324)    (307,875)    (789,808)    (851,467)  (4,740,799)

 Other Income and (Expense)

   Interest income                   193          189          898          577       21,053
   Interest expense                 (172)        (169)      (1,713)        (615)     (21,033)
   Stockholder class action
      settlement expense        (170,631)           -     (170,631)           -     (170,631)
                             -----------  -----------  -----------  ------------ -----------

      Net Other Income
        (Expense)               (170,610)          20     (171,446)         (38)    (170,611)
                             -----------  -----------  -----------  -----------  -----------
 Net Loss                    $  (421,934) $  (307,855) $  (961,254) $  (851,505) $(4,911,410)
                             ===========  ===========  ===========  ===========  ===========
 Basic and Diluted Loss
  Per Share                  $     (0.03) $     (0.02) $     (0.06) $     (0.05) $     (0.33)
                             ===========  ===========  ===========  ===========  ===========
 Common and Preferred Shares
  Used in Per Share
  Calculation                 16,546,361   16,290,361   16,546,361   16,273,182   14,721,194
                             ===========  ===========  ===========  ===========  ===========

                                                      -5-


                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       For the Period
                                                                       From Incpetion
                                                                       (September 26,
                                                                                1986)
                                                For the Nine Months           Through
                                             ------------------------       March 31,
                                                    1999         1998           1999
                                             -----------   ----------    -----------
 Cash Flows From Operating Activities
   Net loss                                  $  (961,254)  $ (851,505)   $(4,911,410)

   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
    Allowance for doubtful accounts                    -            -         40,783

    Amortization                                  10,651        8,737         47,700
    Deprecation                                   26,970       26,320        136,814
    Stock based compensation                           -            -        338,497
   Change in assets and liabilities:
    Sales representatives receivable                   -            -        (40,783)
    Prepaid expenses                               2,241       14,813              -
    Accounts payable                              48,650       36,882         61,615
    Accrued liabilities                            3,715         (372)         8,342
    Accrual for stockholder class action
        settlement expense                       170,631            -        170,631
                                             -----------   ----------    -----------

    Net Cash Used In Operating Activities       (698,396)    (765,125)    (4,147,811)
                                             -----------   ----------    -----------
 Cash Flows From Investing Activities

   Purchase of property and equipment             (1,180)      (8,530)      (202,148)
   Purchase of rights to technology              (30,528)     (12,678)      (308,216
   Organization costs                                  -            -         (1,880)
   Net cash loaned to related party              (81,703)     (55,492)      (266,628
                                             -----------   ----------    -----------

    Net Cash Used In Investing Activities       (113,411)     (76,700)      (778,872)
                                             -----------   ----------    -----------

 Cash Flows From Financing Activities
   Proceeds from issuance of common stock              -       50,000      1,262,346
   Cash from controlling shareholder             731,000      792,162      3,665,415
   Payments for treasury stock                         -            -         (3,325)
   Payments for stock offering costs                   -            -        (56,509)
   Proceeds from net borrowings from
    related party                                      -            -         78,101
   Payments on note payable and capital
    lease obligations, net                        (2,919)      (3,010)       (11,041)
                                             -----------   ----------    -----------
    Net Cash Provided By Financing
      Activities                                 728,081      839,152      4,934,987
                                             -----------   ----------    -----------
 Net Increase (Decrease) In Cash and

  Cash Equivalents                               (83,726)      (2,673)         8,304


 Cash and Cash Equivalents at Beginning
   of Period                                      92,030        7,758              -
                                             -----------   ----------    -----------
 Cash and Cash Equivalents at End of Period  $     8,304   $    5,085    $     8,304
                                             ===========   ==========    ===========


                                            -6-



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

 NOTE 2--RELATED PARTY TRANSACTIONS

      During the year ended June 30, 1998, the Company advanced a corporation controlled by the Company's majority shareholder $184,925. Subsequently, the Company has advanced this same corporation an additional $81,703 for the period ended March 31, 1999. Total advances are $266,628. No terms for repayment have been established.

      For the nine months ending March 31, 1999, the controlling shareholder, Neldon Johnson, contributed $731,000 for research as additional paid-in capital. No additional preferred or common stock was issued.

      In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. As of March 31, 1999, the Company's total receivable and payable relating to these lease obligations were $110,432 and $103,685, respectively.

 NOTE 3--CONTINGENCIES

      On July 2, 1996, the Company had a class action lawsuit filed against it by shareholders. The class action was brought on behalf of all persons and entities who purchased shares of common stock from May 13, 1996 to June 27, 1996. The trial court denied class certification on June 2, 1998. In April
      1999, the lawsuit was settled for $170,631 without any of the parties admitting any wrongdoing, and successfully concludes the litigation against the Company. The settlement has been accrued in the accompanying financial statements at March 31, 1999.

      On August 13, 1996, the Company was served a formal order of private investigation by the U.S. Securities and Exchange Commission (SEC). This investigation has resulted in a complaint against IAS and Neldon Johnson being filed by the SEC in the United States District Court, Central Division, on September 23, 1998. Donnel Johnson and Randale Johnson were also named as relief defendants. The complaint alledges that the Company's representation about its DWM Technology were false.
      IAS stands by its Digital Wave Modulation (DWM) technology and its inventor and president Neldon Johnson. IAS and Neldon Johnson deny the allegations of the complaint and intend to vigorously defend the lawsuit.


 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


  Liquidity and Capital Resources. As of March 31, 1999, Registrant had cash of $8,304 compared to cash of $92,030 as of June 30, 1998. Cash decreased because of the continuing losses from research and development and other activities. As of March 31, 1999, total current assets were $298,259 and total assets were $732,451 compared to total current assets $303,809 and total assets of $754,615 as of June 30, 1998.

      As of March 31, 1999, Registrant had total liabilities of $359,336 and stockholders' equity of $373,115 compared to total liabilities of $151,246 and shareholders' equity of $603,369 as of June 30, 1998. The deficit accumulated during the development stage was $4,911,410 as of March 31, 1999, compared to $3,950,156 as of June 30, 1998. For the near term the Company's ability to continue its operations and activities is dependent upon the Company's major stockholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in stockholders' equity is attributable primarily to the continued research and development activities. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of March 31, 1999, the ratio of current assets to current liabilities was approximately 1.13 to one.

  Results of Operations. For the quarter ended March 31, 1999, Registrant had total revenues of $1,078 compared to total revenues of $9,870 for the same period a year earlier. For the quarter ended March 31, 1999, Registrant had total operating expenses of $252,340 compared to expenses of $308,699 during the same quarter
 a year earlier.   As of March 31, 1999, cost of sales was  $62
 compared to $9,046 a year earlier and gross profit was $1,016 compared to $824 a year earlier. For the quarter, Registrant had a net loss of $421,934 compared to a net loss of $307,855 for the same quarter a year earlier. The increase in net loss is attributable to the settlement of a class action lawsuit. For more information, see Part II, Item 1, Legal Proceedings. For the quarter ended March 31, 1999, the net loss per share was $(0.03) compared to $(0.02) for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, general and administrative expenses were $119,394 compared to $131,122 and research and development expenses were $129,396 compared to $174,026 a year earlier.

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

 PART II.

 Item 1. Legal Proceedings.

      On July 2, 1996, the Company had a class action lawsuit filed against it by shareholders. The class action was brought on behalf of all persons and entities who purchased shares of common stock from May 13, 1996 to June 27, 1996. The trail court denied class certification on June 2, 1998. In April 1999, the lawsuit was settled for $170,631 without any of the parties admitting any wrongdoing, and successfully concludes the litigation against the Company. The settlement has been accrued in the accompanying financial statements at March 31, 1999.

      On August 13, 1996, the Company was served a formal order of private investigation by the U.S. Securities and Exchange Commission (SEC). This investigation has resulted in a complaint against IAS and Neldon Johnson being filed by the SEC in the United States District Court, Central Division, on September 23, 1998. Donnel Johnson and Randale Johnson were also named as relief defendants. The complaint aledges that the Company's representation about its DWM technology were false. IAS stands by its Digital Wave Modulation (DWM) technology and its inventor and president Neldon Johnson. IAS and Neldon Johnson deny the allegations in the complaint and intend to vigorously defend the lawsuit.


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


 Date May 13, 1999

 International Automated Systems, Inc.


 By /s/ Neldon Johnson
    ------------------
      Neldon Johnson
      President and Chief Executive Officer



 By /s/ Neldon Johnson
    ------------------
       Neldon Johnson
       Chief Financial Officer