Form 10KSB
period 1999-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1999-10-13
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-KSB

[  x  ]    Annual report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended June 30,
1999.                             or
[      ]   Transition report under section 13 or 15 (d) of the
Securities Exchange Act of 1934  for     the transition period from
                          to
Commission file number                                     33-16531-D

                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                -------------------------------------
              (Name of  small business issuer in its charter)

       Utah                                           87-0447580
       ----                                           ----------

 State or other jurisdiction of                            I.R.S. Employer
 incorporation or organization                            Identification No.

            512 South 860 East, American Fork, Utah 84003
            ---------------------------------------------
              (Address of principal executive offices)
Registrant's telephone number, including area code:(801) 763-9965
                                                   --------------

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

State the registrant's net revenue (loss) for its most recent fiscal
year:   $(1,008,308).

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 1999, was approximately $12,818,306

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 1999, there were outstanding 15,546,361 shares of registrant's Common stock, no par value per share.

Documents incorporated by reference:  Exhibits, Item 13.



PART I.
-------

                                                 THE COMPANY

Exact corporate name:                 International Automated Systems, Inc.
State and date of incorporation:      Utah- September 26, 1986.
Street address of principal office:   512 South 860 East
                                      American Fork, Utah 84003.
Company telephone number:             (801) 763-9965
Fiscal year:                          June 30


                       BUSINESS AND PROPERTIES

  A. OVERVIEW

  International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in American Fork,
Utah, seeks to design, produce and market products based on high technology. The Company has developed and is currently offering an automated self-service check-out system and management software.
This system allows retail customers to ring up their purchases without a cashier or clerk. The system is primarily designed for grocery stores, but may be applicable in other retail establishments.

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

  The Company has both its automated self-service check-out system and various AFIM technologies currently in use in U-Check
Supermarket in Salem, Utah.

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

Background.
-----------

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

Automated Self-Service Check-Out System.
----------------------------------------

  In 1988 a patent was granted for the automated self-service check-out system (hereinafter referred to as "Self-Check System" or "System"). In retail operations customers using the System check-out the items selected for purchase. The System is currently being used by U-Check, a full-line supermarket, in Salem, Utah.

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

Operation of System.

  The Self-Check System operates as follows. Customers make their selections for purchase. A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader. The bar code provides, as a data base index, the product description, weight and price. This information is then relayed on an item by item basis to the computer and the computer transmits the data in its memory to the check-out terminal. The product information, item description and price, are then displayed on the screen. A running subtotal for all items purchased is also shown. Each item scanned is placed into a receiving basket or cart on a sensitive scale. The weight of the item scanned and placed in the receiving basket is compared to the weight for that item as recorded in the computer. The computer compares the weight of the scanned and place in the basket with the weight for that item in the database. If the weight differs, an error code is displayed and an attendant is summoned to assist the
customer or to override the System.   Once all the items are
scanned, a final tally is made. Payment is then made to the attendant either through a debit or credit card, check or cash. A payment may also be made without an attendant through the use of the "AFIM" which will verify the identity of the person making the transaction and automatically debit their account electronically. An attendant may be supervising multiple check-out terminals.

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

   Management believes that the market for the Self-Check System may include several types of retail establishments, including grocery stores, drug stores, discount stores, and fast food restaurants.
If operating properly the Self-Check system lessens the impact of having too many attendants or cashiers available. Customer traffic volume is difficult to predict and retail operators wanting to reduce the time customer wait in line must have sufficient clerks or cashiers available.

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

Possible Marketing as a Franchise.

   The Company intends to use a wholly-owned subsidiary to market franchise rights to the System. It is anticipated that franchises would be sold on a store-by-store basis. To sell franchises the Company must comply with both federal and state franchise statutes and regulations. The Company will have to make appropriate filings with federal and state agencies. A System would be designed to fit the particular needs and requirements of an establishment. It is anticipated that a franchise would consist of the necessary equipment to operate the System and the software to implement and operate the System. The price to purchase a franchise will vary according to the size of the store or retail operation.

  The Company has installed a System in a 25,000 square foot store in Salem, Utah. The system has been in operation, at the Salem, Utah location, since March 1999. The store is owned by Neldon Johnson, the company's president, and will operate under the name of U-Check. The store may be considered as a pilot project for the System as it will test the effectiveness and consumer acceptance of the System in a retail grocery store environment.

Automatic Fingerprint Identification Machine.
---------------------------------------------

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

  Another application of the AFIM technology is a vending machine which will allow items to be purchased which now require age and identity verification.

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

  Another application of the AFIM technology is fingerprint secured financial transactions. A card user designates which personal account he/she would like to use. Upon positive AFIM verification, the Company's software sends the transaction information via ACH protocols to the Company's bank and the Company's bank debits the customer's bank account. The funds are then deposited into the participating retailer's account.

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

Digital Wave Technology.
------------------------

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

Future Funding

  Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities. The Company has no present plans to borrow money or issue additional shares for money. In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital. The Company issued no shares of stock for these contributions. For fiscal year 1999 these contributions were approximately $1,087,456. Without these funds the Company most likely would have been unable to continue operations. No assurance can be given that these contributions to capital with no shares being issued will continue. No agreements or understandings exist regarding any future contributions.

General

  Registrant's principal executive offices are located at 512 So.
860 East, American Fork, Utah 84003 and its telephone number is
(801) 763-9965.

   From its inception the Company's primary activity the development of different technologies. Since its formation the Company has developed technologies which are in different stages of development.
To date the Company has not marketed a commercially acceptable product.

Employees

  The Company has twelve full-time employees.

Warranty

  The Company's products do not currently have any warranty provisions but it is anticipated that the Company's warranties will be similar to warranties for competitive products in the market or industry. Typically warranties for electronics products are limited.

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

  In marketing the Self-Check System the Company faces competition from major companies with established systems in the point of sale terminal market some of which are also developing and testing self checkout systems. Overcoming reluctance to change may be difficult. In addition, the System may not be compatible with or applicable to all types of retail operations. The Company will determine any marketing strategy it may pursue after the store in Salem, Utah, has been in operation. The Company may rely on prospects known to management or developed by word of mouth. The Company may develop a franchise program as a means to market and distribute the Self-Check System

Manufacturing and Raw Materials

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

Research and Development

  The Company's primary activity is the development of its technologies. The industries may be subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 1999, 1998, and 1997 research and development expenses were $463,348, $598,804, and $658,198 respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.


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

 None

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

Item 2. DESCRIPTION OF THE PROPERTY AND FACILITIES

  The Company leases offices, warehouse and manufacturing space comprised of approximately 10,000 square feet in American Fork, Utah. The office lease is on a month to month basis and the monthly lease is $350. The warehouse and manufacturing facility is leased until May of 2001 at a rate of $1000 per month.

Item 3. LEGAL PROCEEDINGS

  On July 2, 1996, the Company had a class action lawsuit filed against it by shareholders. The class action was brought on behalf of all persons and entities who purchased shares of common stock from May 13, 1996 to June 27, 1996. In April 1999, the lawsuit was settled with the Company agreeing to pay $170,631 for shareholder losses and associated legal fees. The $170,631 liability has been accrued in the accompanying financial statements as of June 30, 1999.

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

During the year ended June 30, 1997, a breach of contract action was filed against the Company by a vendor whom the Company contacted to design and build specialized computer hardware and software. The suit was for $60,000 but, was dismissed on summary judgment. The Company filed a counter-claim for damages incurred due to alleged defective and untimely performance. The counter claim is still pending.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.


PART II.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                         High                Low
 Fiscal 1999

 June 30, 1999                           2.00                1.81
 March 31, 1999                          2.40                2.22
 December 31, 1998                       2.50                1.81
 September 30, 1998                      2.13                1.94


 Fiscal 1998

 June 30, 1998                           5.00                1.38
 March 31, 1998                          3.25                1.41
 December 31, 1997                       4.31                1.00
 September 30, 1997                      4.00                2.25

 Fiscal 1997

 June 30, 1997                           6.38                2.88
 March 31, 1997                          7.75                2.75
 December 31, 1996                       8.68                4.00
 September 30, 1996                     27.00                4.50


   The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 1999, the Company had approximately 768 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

   As of June 30, 1999, Registrant had 15,546,361 shares of common stock issued and outstanding. Of these shares approximately 5,044,128 shares were free trading shares. There were approximately 6,409,153 shares of common stock held by non-affiliates of that amount approximately 1,365,089 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act. As of June 30, 1999, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-two shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

 Item 6.  SELECTED FINANCIAL DATA

  See Item 7.

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION
  General

   Historically, the Company's activities have been dominated by its research and development. As a result there have not been revenues and costs associated with operations. The Company has limited experience regarding profit margins or costs associated with operating a business.

                                16
 Results of Operations
 Fiscal year ended June 30, 1999

   Operations during the year ended June 30, 1999, pertained to research and development and other activities. Research and development expenses were $463,348 decreasing by $135,456. General and administrative expenses decreased from $540,542 to $364,052 during fiscal 1999. These decreases are a result of decreased payroll and expenses. During April 1999, U-Check, opened its doors and began operations. Much of the labor to prepare U-Check for its opening was provided by IAS employees. The labor expenses of these employees have been charged to U-Check and are recorded on IAS books as Related party receivables. In addition, these employees were engaged in less research and development because they were preparing U-Check for its opening. For fiscal year 1999, total income was $3,082; cost of sales was $1,667; operating expenses were $1,008,685 and other income(expense) was $(1,038) resulting in a net loss of $(1,008,308). Net loss decreased $249,089. The majority of this can be attributed to the payroll and related payroll expenses that were charged to U-Check. Revenues decreased because of the continuing delays in product development. For fiscal 1999 the loss per share was $(0.06) compared to $(0.08) for the same period a year earlier.

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


 Liquidity and Capital Resources

   The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing
 programs, and establish any distribution networks.   As of June
 30, 1999, the Company has current assets of $23,523 and total assets of $900,156. Current liabilities were $124,923 and total liabilities of $217,639. The ratio of current assets to current liabilities is approximately 0.19. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

   As previously mentioned, U-Check is currently acting as a beta site for the Company's technology. As this technology proves to be commercially feasible, potential markets for the technology could open that could contribute to the Company's revenues. No assurance can be given that this outcome will be achieved.

 Stock issuance

 None

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


  Item 8. FINANCIAL STATEMENTS

   The financial statements are filed as part of this Annual Report on Form 10-KSB.

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)




                           TABLE OF CONTENTS

                                                                      Page


      Report of Independent Certified Public Accountants               F-2


      Balance Sheet - June 30, 1999                                    F-3


      Statements of Operations for the Years Ended
       June 30, 1999 and 1998 and for the Period From
       September 26, 1986 (Date of Inception) Through
       June 30, 1999                                                   F-4


      Statements of Stockholders' Equity for the Period
       From September 26, 1986 (Date of Inception) Through
       June 30, 1997, and the Years Ended June 30, 1998
       and 1999                                                        F-5


      Statements of Cash Flows for the Years Ended June 30,
       1999 and 1998 and for the Period From September 26,
       1986 (Date of Inception) Through June 30, 1999                  F-6


      Notes to the Financial Statements                                F-7

HANSEN, BARNETT & MAXWELL
A Professional Corporation
Certified Public Accountants

                                                       (801) 532-2200
Member of AICPA Division of Firms                   Fax (801) 532-7944
       Member of SECPS                           345 East Braodway, Suite 200
Member of Summit International Associates       Salt Lake City, Utah 84111-2693




          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

 To the Board of Directors and Shareholders
 International Automated Systems, Inc.

 We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998, and for the period from September 26, 1986 (date of inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from September 26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in
 Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

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

 In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998, and for the period September 26, 1986 through June 30, 1999, in conformity with generally accepted accounting principles.

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


                              HANSEN, BARNETT & MAXWELL

 Salt Lake City, Utah
 September 27, 1999

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                             BALANCE SHEET
                             JUNE 30, 1999

                                ASSETS

 Current Assets
     Net investment in direct financing
       leases -  related party -
       current portion                                          $     23,523
                                                                ------------
      Total Current Assets                                            23,523


 Property and Equipment
     Computer and electronic equipment                               148,864
     Furniture and fixtures                                           32,746
     Automobiles                                                      21,657
     Leasehold improvements                                           18,238
                                                                ------------
      Total Property and Equipment                                   221,505
     Accumulated depreciation                                       (145,035)
                                                                ------------
      Net Property and Equipment                                      76,470


 Other Assets
     Related party receivable                                        454,063
     Net investment in direct financing
     leases -  related party -                                        88,292
     Patents, net of accumulated amortization of $45,820             257,808
                                                                ------------
         Total Other Assets                                          800,163
                                                                ------------

 Total Assets                                                   $    900,156
                                                                ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
     Funds drawn in excess of cash in bank                      $      7,084
     Accounts payable                                                 65,279
     Current portion of long-term debt                                 7,131
     Obligation under capital leases - current portion                23,523
     Accrued payroll expenses                                         21,906
                                                                ------------
      Total Current Liabilities                                      124,923

  Long-Term Liabilities
     Notes payable                                                     4,424
     Obligation under capital leases  - long-term                     88,292
                                                                ------------
      Total Long-Term Liabilities                                     92,716
                                                                ------------

 Total Liabilities                                                   217,639
                                                                ------------

  Stockholders' Equity
     Preferred stock, Class A, no par value,  5,000,000 shares
       authorized, 1,000,000 shares issued and outstanding           292,786

     Common stock, no par value, 45,000,000 shares
       authorized, 15,546,361 shares issued and outstanding        5,348,195
     Deficit accumulated during the development stage             (4,958,464)
                                                                ------------
      Total Stockholders' Equity                                     682,517
                                                                ------------

 Total Liabilities and Stockholders' Equity                     $    900,156
                                                                ============

The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                    Cumulative
                                                                For the Period
                                                                 September 26,
                                                                         1986
                                          For the Years Ended      (Inception)
                                                June 30,              Through
                                        ------------------------      June 30,
                                               1999         1998          1999
                                        -----------  -----------   -----------
 Revenue
   Sales                                $     3,082  $       179   $   111,226
   Income from related party                      -       12,348        32,348
                                        -----------  -----------   -----------

    Total Revenue                             3,082       12,527       143,574

 Cost of Sales
   Cost of sales                              1,667       13,238        81,927
   Write down of carrying value
    of inventories                                -      108,093       216,186
                                        -----------  -----------   -----------

      Total Cost of Sales                     1,667      121,331       298,113
                                        -----------  -----------   -----------

 Gross Income (Loss)                          1,415     (108,804)     (154,539)

 Operating Expenses
   General and administrative expense       364,052      540,542     2,187,235
   Research and development expense         463,348      598,804     2,398,153
   Stockholder class action settlement
     expense                                170,634            -       170,634
   Amortization expense                      10,651       10,302        47,700
                                        -----------  -----------   -----------

      Total Operating Expenses            1,008,685    1,149,648     4,803,722

 Operating Loss                          (1,007,270)  (1,258,452)   (4,958,261)
 Other Income (Expense)
   Interest income                            1,090        1,809        21,245
   Interest expense                          (2,128)        (754)      (21,448)
                                        -----------  -----------   -----------

      Net Other Income and (Expense)         (1,038)       1,055          (203)
                                        -----------  -----------   -----------

 Net Loss                               $(1,008,308) $(1,257,397)  $(4,958,464)
                                        ===========  ===========   ===========

 Basic and Diluted Loss Per Share       $     (0.06) $     (0.08)  $     (0.34)
                                        ===========  ===========   ===========

 Common and Preferred Shares Used In
    Per Share Calculation                16,546,361   16,312,029    14,756,836
                                        ===========  ===========   ===========

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                    Accumulated
                                    Preferred Stock              Common Stock                            During
                                 ----------------------    -------------------------       Stock    Development
                                   Shares        Amount        Shares         Amount      Rights          Stage
                                ---------     ---------    ----------   ------------   ---------    -----------

Balance - September 26, 1986            -     $       -             -   $          -   $       -    $         -
Stock issued for cash
  September 1986 - $0.002
  per share                             -             -     5,100,000         11,546           -              -
  September 1988 (Net $38,702
    of offering costs) -
    $0.32 per share                     -             -       213,065         67,964           -              -
  December 1988 (Net $6,059 of
    offering costs) - $0.32
    per share                           -             -        33,358         10,641           -              -
  March 1989 (Net $4,944 of
    offering costs) - $0.32
    per share                           -             -        27,216          8,681           -              -
  June 1989 (Net $6,804 of
    offering costs) $0.32
    per share                           -             -        37,461         11,950           -              -
Stock issued for services
  September 1986 - $0.002
  per share                             -              -      300,000            679           -              -
  June 1989 - $0.32 per share           -              -        5,000          1,595           -              -
  Net loss for the period from
    September 26, 1986
    through June 30, 1990               -             -             -              -           -       (192,978)
                                ---------     ---------    ----------   ------------   ---------    -----------
Balance - June 30, 1990                 -             -     5,716,100        113,056           -       (192,978)

Stock issued as part of
  reorganization
  Various dates - $0.02
  per share                     1,000,000       292,786     6,000,000        175,672           -              -
Stock issued for cash
  January 1994 - $0.40
  per share                             -             -        59,856         23,942           -              -
  May 1994 - $0.20 per share            -             -       137,500         27,500           -              -
  January 1996 - $3.86 per
  share (Net of $24,387
  of deferred offering
  costs)                                -             -       179,500        693,613           -              -
Stock issued for services
  April 1991 - $0.10 per share          -             -       300,000         30,000           -              -
  January 1995 - $1.00 per share        -             -       100,000        100,000           -              -
  May 1997 - $4.13 per share            -             -        14,000         57,750           -              -
  June 1997 - $2.94 per share           -             -         5,000         14,690           -              -
Stock issued to satisfy liabilities
  June 1991 - $0.03 per share           -             -     2,700,000         78,101           -              -
  Grant of stock rights
   May 1994 - $0.50 per share           -             -             -          6,750      13,500              -
     June 1995 - $3.00 per share        -             -             -         95,283      31,761              -
     August 1995 - $5.00 per share      -             -             -         25,000       5,000              -
Stock rights exercised
  May 1997                              -             -        36,761              -     (36,761)
  June 1997                             -             -        13,500              -     (13,500)             -
Purchase and retirement of treasury
  stock
  December 1991 - $0.49 per share       -             -        (5,000)        (2,425)          -              -
  December 1992 - $0.49 per share       -             -        (1,856)          (900)          -              -
Contributed capital - cash and
  settlement of liability, no
  shares issued                         -             -             -      1,401,695           -              -
Net loss for the period from
  July 1, 1990 through June
  30, 1997                              -             -             -              -           -     (2,499,781)
                                ---------     ---------    ----------   ------------   ---------    -----------

Balance - June 30, 1997         1,000,000       292,786    15,255,361      2,839,727           -     (2,692,759)

Stock issued for cash
  November 1997 - $1.43
  per share                             -             -        35,000         50,000           -              -
  May 1998 - $1.20 per share            -             -       250,000        300,000           -              -
Stock issued for services
  December 1997 - $1.13 per
  share                                 -             -         6,000          6,750           -              -
Contributed capital - cash,
  no shares issued                      -             -             -      1,064,262           -              -
Net loss                                -             -             -              -           -     (1,257,397)
                                ---------     ---------    ----------   ------------   ---------    -----------

Balance - June 30, 1998         1,000,000       292,786    15,546,361      4,260,739           -    (3,950,156)
Contributed capital -
  cash, no shares
  issued                                -             -             -      1,087,456           -             -
Net loss                                -             -             -              -           -
                                ---------     ---------    ----------   ------------   ---------    -----------

Balance - June 30, 1999         1,000,000     $ 292,786    15,546,361   $  5,348,195   $       -    $(4,958,464)
                                =========     =========    ==========   ============   =========    ===========

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

										     Cumulative
                                         				   For the Period
                                                             September 26, 1986
										      (Inception)
											   Through
                                                1999        1998  June 30, 1999
                                         -----------  ----------   -----------
Cash Flows From Operating Activities
   Net loss                              $(1,008,308) $(1,257,397) $(4,958,464)
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
       Amortization                           10,651       10,302       47,700
       Depreciation                           35,191       35,556      145,035
       Stock based compensation                    -        6,750      338,497
   Change in assets and liabilities:
       Inventory                                   -      108,092           -
       Prepaid expenses                        2,241       12,572           -
       Accounts payable                       52,314      (17,461)      65,279
       Accrued liabilities                    17,279       (1,914)      21,906
                                         -----------  -----------  -----------
   Net Cash Used By Operating
    Activities                              (890,632)  (1,103,500)  (4,340,047)
   Cash Flows From Investing Activities
   Purchase of property and equipment         (1,180)     (10,522)    (190,384)
   Purchase of rights to technology          (25,940)     (31,321)    (303,628)
   Organization costs                              -            -        1,880)
   Proceeds from capital lease
     receivable                               22,368            -       22,368
   Cash loaned to related party             (322,392     (173,852)    (507,317)
   Repayment of cash loaned to
     related party                            53,254            -       53,254
                                         -----------  -----------  -----------
   Net Cash Used By Investing
     Activities                             (273,890)    (215,695)    (927,587)

Cash Flows From Financing Activities
   Proceeds from issuance of common stock          -      350,000    1,262,346
   Cash from controlling shareholder       1,087,456    1,064,262    4,021,871
   Payments for treasury stock                     -            -       (3,325)
   Payments for stock offering costs               -            -      (56,509)
   Increase in Bank Overdraft                  7,084            -        7,084
   Proceeds from net borrowings
     from  related party                           -            -       78,101
   Payments on note payable and obligation
     under capital leases                    (22,048)     (10,795)     (41,934)
                                         -----------  -----------  -----------

   Net Cash Provided By Financing
      Activities                           1,072,492    1,403,467    5,267,634
                                         -----------  -----------  -----------
Net Increase (Decrease) In Cash and
   Cash Equivalents                          (92,030)      84,272            -

Cash and Cash Equivalents at Beginning
   of Period                                  92,030        7,758            -
                                         -----------  -----------  -----------
Cash and Cash Equivalents at End
   of Period                             $         -  $    92,030  $         -
                                         ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                        June 30, 1999 and 1998

 NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - International Automated Systems, Inc. (the "Company") was incorporated in the State of Utah on September 26, 1986. The Company is considered to be a development stage company with its activities to date consisting of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment and developing a business plan.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

      Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 1999 and 1998, the Company incurred net losses of $1,008,308 and $1,257,397, respectively. As of June 30, 1999, the Company's losses accumulated from inception totaled $4,958,464. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

      Fair Value of Financial Instruments - The estimated fair value of financial instruments is not presented because, in Management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying balance sheet.

      Cash and Cash Equivalents - All highly-liquid debt instruments purchased with maturities of three months or less have been considered cash equivalents.

      Inventory - Inventory consists of raw materials and finished goods pertaining to the Company's automated fingerprint identification machine. Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method. A write down of $108,093 was recorded in 1998 to reduce inventory amounts to its fair market value of zero.

      Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 1999 and 1998 was $35,191 and $35,556, respectively.

      Impairment - The Company records impairment losses on property and equipment, investment in direct financing leases and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

      Revenue Recognition - Sales are recognized upon delivery and acceptance.

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

      Basic and Diluted Loss Per Common and Preferred Share - Loss per common and preferred share is computed by dividing net loss available to common and preferred stockholders by the weighted-average number of common and preferred shares outstanding during the period. The preferred shares outstanding are included because, as further discussed in
      Note 3, the preferred shares have 10 to1 voting rights and are considered a common stock equivalent. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation.

 NOTE 2--REORGANIZATION/ADVANCES FROM SHAREHOLDER

      In November 1996, the Company entered into a reorganization agreement with Mr. Neldon Johnson, which was effective June 30, 1996. Mr. Johnson, prior to the reorganization, owned a majority of the common stock of the Company. The purpose of the reorganization was to transfer ownership of all patents relating to the Automated Fingerprint Identification Machine technology and the Digital Wave technology owned by Mr. Johnson to the Company and to satisfy $468,458 of a $1,116,216 liability payable to Mr. Johnson in exchange for the issuance of 1,000,000 preferred shares and 6,000,000 common shares of the Company. The remaining liability of $647,758 was to be used by the Company for future research and development to be performed for Mr. Johnson. During the year ended June 30, 1997, the advance of $647,758 and additional advances of $753,937 were converted to contributed capital.

      During the period of time that Mr. Johnson advanced the $468,458 to the Company, he held a controlling ownership interest in the Company and an 80 percent interest in the transferred technology through his ownership interest in the Company after the transaction. The reorganization is therefore an exchange between enterprises under common control and, accordingly, the patents were recorded at Mr. Johnson's historical cost, which was $0. The preferred and common shares are presented in the accompanying financial statements as having been issued on the various dates during the year ended June 30, 1996 when the Company received the cash advances.

      During the years ended June 30, 1999 and 1998, Mr. Johnson advanced the Company $1,087,456 and $1,064,262, respectively, which has been accounted for as contributed capital.

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

 NOTE 4--RELATED PARTY TRANSACTIONS

      As of June 30, 1999 and 1998, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $322,392 and $173,852, respectively. U-Check repaid $53,254 during the year ended June 30, 1999 resulting in a balance of $454,063 as of June 30, 1999. These receivables consist of construction and labor costs paid for by IAS on behalf of U-Check. Also, as discussed in Note 6, U-Check subleased various equipment used in the grocery store from the Company. Included in the receivable amount for June 30, 1998 was $12,348 in related party revenue from the Company to U-Check. U-Check is a self check out grocery store located in Salem, Utah. U-Check is acting as a beta site for the Company which is testing the commercial feasability of some of the Company's technology. U-Check is using the Company's technology relating to the self checkout system and fingerprint identification.

      See Note 2 for various advances during the period ended June 30, 1999 and 1998 from Mr. Johnson.

 NOTE 5--NOTES PAYABLE

      Notes payable at June 30, 1999, consisted of the following:

            Notes payable to bank bearing interest
              at 8%; secured by vehicle; due
              November 1999                            $   1,828

            Notes payable to a leasing company; bearing
              interest at 10%; secured by mobile office;
              due April 2001                               9,727
                                                       ---------

            Total                                      $  11,555
            Less: Current portion                         (7,131)
                                                       ---------

            Net Long-Term Debt                         $   4,424
                                                       =========

      Annual maturities for the next two years are as follows:

      Year Ending June 30,                              Amount
      --------------------                             ---------
            2000                                       $   7,131
            2001                                           4,424
                                                       ---------

                                                       $  11,555
                                                       =========
 NOTE 6--OBLIGATION UNDER CAPITAL LEASES/NET INVESTMENT IN DIRECT
                      FINANCING LEASES

      In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership (U-Check, Inc.) under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 1999:

      Year Ending June 30,
            2000                                       $  43,632
            2001                                          38,959
            2002                                          38,959
            2003                                          35,712
                                                       ---------

              Total Minimum Lease Payments               157,262

              Less Amount Representing Interest           45,447
                                                       ---------

              Present Value of Net Minimum Lease
               Payments                                  111,815

              Less Current Portion                        23,523
                                                       ---------

              Obligation Under Capital Leases  -
                Long-Term                              $  88,292
                                                       =========

      At June 30, 1999, the Company has an investment in direct financing leases totaling $111,815. The following is a schedule by years of future minimum lease proceeds from the related party company:

      Year Ending June 30,
            2000                                       $  43,632
            2001                                          38,959
            2002                                          38,959
            2003                                          35,712
            2004                                               -
                                                       ---------

      Total Minimum Lease Payments Receivable            157,262

              Less Amount Representing Interest           45,447
                                                       ---------

              Present Value of Net Minimum Lease
                Proceeds                                 111,815

              Less Current Portion                        23,523
                                                       ---------

              Investment in Direct Financing Leases
               Long - Term                             $  88,292
                                                       =========

 NOTE 7--INCOME TAXES

      The Company did not have a current or deferred provision for income taxes for the years ended June 30, 1999 and 1998. The following presents the components of the net deferred tax asset at June 30, 1999:


            Operating loss carryforwards               $ 346,700
                  Accumulated depreciation/
                    amortization                           2,937

            Net Deferred Tax Assets Before Valuation
                    Allowance                            349,637

             Less: Valuation Allowance                  (349,637)
                                                       ---------

            Net Deferred Tax Asset                     $       -
                                                       =========

      The valuation allowance decreased $29,555 and increased
      $132,148 during the years ended June 30, 1999 and 1998, respectively. The Company has net operating loss carryforwards of $929,834 that expire, if unused, in years
      2002 through 2019.

      The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 1999 and 1998:


                                                             June 30,
                                                      ------------------------
                                                            1999          1998
                                                      ----------    ----------
       Income tax benefit at statutory rate (34%)     $ (342,825)   $ (427,515)
       Deferred tax valuation allowance change           (29,555)      132,148

            Non deductible expenses/taxable income       405,654       397,016
            State taxes net of federal benefit           (33,274)      (41,494)
            Effect of change in tax rates                      -       (60,155)
                                                       ---------    ----------
       Provision for Income Taxes                      $       -    $        -
                                                       =========    ==========

 NOTE 8--PATENTS

      The Company's policy on recording patent costs is to capitalize legal fees incurred in obtaining patents and franchises in the United States and other countries. Costs to develop the technology were recognized as research and development and expensed by the Company when incurred. The patents are being amortized on a straight-line basis over a 17-year life.

 NOTE 9--RESEARCH AND DEVELOPMENT EXPENSE

      Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of both the Automated Fingerprint Identification Machine technology and the Digital Wave Modulation technology. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $463,348 and $598,804 for the fiscal years ended June 30, 1999 and 1998, respectively.

 NOTE 10--OPERATING LEASES

      The Company leases building and office equipment with lease terms ranging from month to month to five years. These leases are accounted for as operating leases.

      Commitments for future minimum rental payments required under operating leases are as follows:
            Year Ending June 30,
            --------------------
                   2000                                $  12,664
                   2001                                   11,664
                                                       ---------
                   Total                               $  24,328
                                                       =========

      Rental expense during the years ended June 30, 1999 and 1998 was $18,997 and $31,329, respectively.

 NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

      During the years ended June 30, 1999 and 1998, the Company paid $2,128 and $754 in interest.

      During the year ended June 30, 1998, the Company acquired $134,183 of equipment through capital leases; the Company subsequently subleased the same equipment under the same terms. During the year ended June 30, 1999, the Company acquired a modular office by issuing a note for $11,764.

      As further discussed in Note 2, $647,758 of advances from a related party have been converted to contributed capital during the year ended 1997.

      During the year ended June 30, 1998 the Company issued 6,000 shares of common stock valued at $1.13. Since inception, the Company has issued 780,261 shares of common stock valued at an average of $0.43 per share for services.

      During June of 1991, the Company issued 2,700,000 shares of common stock to satisfy amounts owed to a majority shareholder in the amount of $78,101.

  NOTE 12--CONTINGENCY

      On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company and its principles that occurred between June 1995 and June 1996. This figure is believed to be in excess of $3,000,000. The SEC is also seeking the imposition of fines and attorney's fees. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements, and the possible effect the action will have on future financial statements is unknown.

      On July 2, 1996, a law suit was filed against the Company by shareholders for securities violations. The suit seeks damages incurred based on the decrease in the Company's stock price because of alleged material misrepresentations by the Company regarding new technology developed by the Company. During the year ended June 30, 1999 the Company settled the lawsuit for $170,634.

      During the year ended June 30, 1997, a breach of contract action was filed against the Company by a vendor whom the Company contacted to design and build specialized computer hardware and software. The suit was for $60,000 but, was dismissed on summary judgment. The Company filed a counter-claim for damages incurred due to alleged defective and untimely performance. The counter claim is still pending. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any asset that may result upon adjudication has been made in the accompanying financial statements, and the possible effect the suit will have on future financial statements is unknown.

 Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

   During the fiscal year 1999 there were no changes or disagreements with the Company's certified public accountants, Hansen, Barnett and Maxwell.

 PART III.

 Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

 Directors and Officers

 The executive officers and directors of the Company are as follows:

  Name                    Age         Position with the Company

 Neldon Johnson           54          Chairman of the Board of Directors
                                       and President

 Ina Johnson              51          Secretary and Director

 Donnel Johnson           35          Director and Vice-President

 Christopher Taylor       31          Director
 Stacy Curtis Snow        34          Director

 Randale Johnson          31          Vice-President

   All Directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

   Directors will be reimbursed by t he Company for any expenses incurred in attending Directors' meetings. The Company also intends to obtain Officers and Directors liability insurance, although no assurance can be given that it will be able to do so.

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

   From 1983 to the present, Mr. Johnson has been developing the Self-Check System. Also, from 1975 to 1990 he worked at a Ream's Grocery Store and had management responsibilities for operations. Mr. Johnson has real estate holdings, one of which is a supermarket of approximately 25,000 square feet in Salem, Utah. The supermarket is called U-Check.

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

  Randale P. Johnson is the son of Neldon Johnson and Ina Johnson. He has been an officer since June 1996. His responsibilities include marketing and administration. Mr. Johnson who holds an associate degree in Computer Science and has four years of experience in the computer industry. He joined the Company in 1996.

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

 Significant Employees and Managers

   Monty Hamilton, age 59, is an employee having responsibilities for marketing. Mr. Hamilton holds a Master of Business Administration and a B.S. degree in Banking and Finance from the University of Utah. He joined the Company in 1996. From 1987 to 1995 Mr. Hamilton was an account executive with a securities broker-dealer.

 Item 11. EXECUTIVE COMPENSATION

   Currently the Company has no employment agreement with any of
 its officers, directors or employees.   During the year ended June
 30, 1999, Neldon Johnson, who is an officer and a director of the Company, received benefits of $ 11,456. Mr. Johnson received no other compensation for his services to the Company. That same amount is attributable to his wife Ina Johnson, who is an officer and a director of the Company. Mr. Johnson received no salary.

 Employment Agreements

   The Company has no employment agreements or contracts with any employees. Each employee has signed a non-disclosure agreement with the Company. The Company has no stock option or incentive plans. There are no warrants or options issued or outstanding as of June 30, 1999.

 Item. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

 The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 1999, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and
 (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

 Name and Address of   Number of     Percent (1)
 Beneficial Owner      Shares Owned
 -------------------   ------------

 Neldon Johnson
 512 South 860 East
 American Fork, Utah     9,078,808         58.4

 Donnel Johnson
 512 South 860 East
 American Fork, Utah        47,400

 Christopher Taylor
 512 South 860 East
 American Fork, Utah         3,753

 Randale Johnson
 512 South 860 East
 American Fork, Utah         7,000

 Directors and Officers
 as a Group
 4 persons               9,136,961         58.8
                         =========         ====

 (1) Based on 15,546,361 shares of common stock issued and outstanding, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 83 per cent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together. Other than Mr. Neldon Johnson the Company is unaware of any other persons holding five per cent or more of the Company's issued and outstanding securities.

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

   The Company's Self-Check System has been installed in a grocery store in Salem, Utah. The store operates under the name of U-Check. Mr. Neldon Johnson, the Company's president, owns the real property and the business of U-Check. Articles of Incorporation have been filed for U-Check, Inc. No written agreement has been entered into between the Company and Mr. Johnson.

 During fiscal 1999 the Johnson family contributed funds to the Company in the amount of $1,087,456. The Company issued no shares for the funds received.

 PART IV

 Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                  INTERNATIONAL AUTOMATED SYSTEMS, INC.


                                  /S/ Neldon Johnson
                                  -------------------------------------
                                  NELDON JOHNSON
                                  Title:  President, Chief Executive Officer,
                                   and Chief Financial Officer (Principal
                                   Executive and Financial Officer)



                                  Date: October 12, 1999
                                  ----------------------


                               DIRECTORS



                                   /S/ Neldon Johnson
                                  -------------------------------------
                                  NELDON JOHNSON
                                  Title:  Director

                                  Date: October 12, 1999
                                  ----------------------


                                   /S/  Ina Johnson
                                  -------------------------------------
                                  INA JOHNSON
                                  Title:  Director

                                  Date:  October 12, 1999
                                  -----------------------


                                   /S/  Donnel Johnson
                                  -------------------------------------
                                  DONNEL  R. JOHNSON
                                  Title:  Director

                                  Date: October 12, 1999
                                  ----------------------


                                   /S/  Christopher J. Taylor
                                  --------------------------------------
                                  CHRISTOPHER J. TAYLOR
                                  Title: Director

                                  Date: October 12, 1999
                                  ----------------------


                                   /S/  S. Curtis Snow
                                  --------------------------------------
                                  S. CURTIS SNOW
                                  Title:  Director

                                  Date: October 12, 1999
                                  --------------------------------------