Form 10QSB
period 1999-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 1999-11-22
CIK 820380

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 1999

Commission File Number  33-16531-D

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


                         UTAH                         87-0447580
           -------------------------------       --------------------
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


As of September 30, 1999, Registrant had 15,546,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

PART I

ITEM 1           FINANCIAL STATEMENTS

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS



                                                    September 30,  June 30,
                                                         1999       1999
                                                      ----------- ----------
                                                      (Unaudited)

                                    ASSETS

Current Assets
   Cash and cash equivalents                          $    9,011  $       -
   Net investment in direct financing leases -
    related party - current portion                       26,367      23,523
   Prepaid expenses                                          400          -
                                                      ----------  ----------
    Total Current Assets                                  35,778      23,523
                                                      ----------  ----------
Property and Equipment
   Computer and electronic equipment                     151,978     148,864
   Furniture and fixtures                                 32,746      32,746
   Automobiles                                            21,657      21,657
   Leasehold improvements                                 18,238      18,238
                                                      ----------  ----------
    Total Property and Equipment                         224,619     221,505
        Accumulated depreciation                        (153,256)   (145,035)
                                                      ----------  ----------

Net Property and Equipment                                71,363      76,470

Other Assets
   Related party receivable                              569,560     454,063
   Net investment in direct financing leases
    - related party                                       82,366      88,292
   Patents, net of accumulated amortization              256,224     257,808
                                                      ----------  ----------
       Total Other Assets                                908,150     800,163
                                                      ----------  ----------

Total Assets                                          $1,015,291  $  900,156
                                                      ==========  ==========

  See the accompanying notes to the condensed financial statements.

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                     CONDENSED BALANCE SHEETS (CONTINUED)



                                                    September 30,  June 30,
                                                         1999        1999
                                                      ----------  ----------
                                                      (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Funds drawn in excess of cash in bank              $       -   $    7,084
   Accounts payable                                       72,854      65,279
   Current portion of long term debt                       5,978       7,131
   Accrued payroll expenses                               63,814      21,906
   Obligation under capital leases - current portion      26,367      23,523
                                                      ----------  ----------
   Total Current Liabilities                             169,013     124,923
                                                      ----------  ----------
Long Term Liabilities
   Notes payable                                           3,122       4,424
   Obligation under capital leases - long term            82,366      88,292
                                                      ----------  ----------
    Total Long Term Liabilities                           85,488      92,716
                                                      ----------  ----------

Total Liabilities                                        254,501     217,639
                                                      ----------  ----------
Stockholders' Equity
   Preferred stock, Class A, no par value,
    5,000,000 shares authorized, 1,000,000
    shares issued and outstanding                        292,786     292,786
   Common stock, no par value, 45,000,000 shares
    authorized,15,546,361 shares issued and
    outstanding                                        5,609,595   5,348,195
   Deficit accumulated during the development stage   (5,141,591) (4,958,464)
                                                      ----------  ----------
       Total Stockholders' Equity                        760,790     682,517
                                                      ----------  ----------
Total Liabilities and Stockholders' Equity            $1,015,291  $  900,156
                                                      ==========  ==========

  See the accompanying notes to the condensed financial statements.

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              For the Period
                                                              From Inception
                                                         (September 26, 1986)
                                       For the Three Months      Through
                                       Ended September 30,     September 30,
                                       -----------------------  ------------
                                         1999          1998         1999
                                       -----------  ----------  ------------
 Revenue
   Sales                               $        -   $       -   $    111,226
   Income from related party                    -       11,738        32,348
                                       -----------  ----------  ------------
     Total Revenue                              -       11,738       143,574
                                       -----------  ----------  ------------
 Cost of Sales
   Cost of sales                             5,740          -         87,667
   Write down of carrying value of
    inventories of $108,093 during
    1998 and 1997                               -           -        216,186
                                       -----------  ----------  ------------
     Total Cost of Sales                     5,740          -        303,853
                                       -----------  ----------  ------------

 Gross Profit (Loss)                        (5,740)     11,738      (160,279)
                                       -----------  ----------  ------------
 Operating Expenses
   General and administrative               51,635     151,233     2,238,871
   Research and development expense        124,291     116,716     2,522,444
   Amortization expense                      1,184       3,550        48,883
   Stockholder class action settlement
    expense                                     -            -       170,634
                                       -----------  -----------  -----------
     Total Operating  Expenses             177,110      271,499    4,980,832
                                       -----------  -----------  -----------
 Other Income and (Expense)
   Interest income                              46          494       21,291
   Interest expense                           (323)        (117)     (21,771)
                                       -----------  -----------  -----------
     Net Other Income (Expense)               (277)         377         (480)
                                       -----------  -----------  -----------
 Net Loss                              $  (183,127) $  (259,384) $(5,141,591)
                                       ===========  ===========  ===========

 Basic and Diluted Loss Per Share      $     (0.01) $     (0.02) $     (0.35)
                                       ===========  ===========  ===========
 Common and Preferred Shares Used
  in Per Share Calculation              16,546,361   16,546,361   14,791,482
                                       ===========  ===========  ===========

  See the accompanying notes to the condensed financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the Period
                                                              From Inception
                                                         (September 26, 1986)
                                       For the Three Months      Through
                                       Ended September 30,     September 30,
                                       -----------------------  ------------
                                          1999         1998         1999
                                       -----------  ----------  ------------


 Cash Flows From Operating Activities
   Net loss                            $  (183,127)  $ (259,384) $(5,141,591)
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Amortization                           1,184        3,550       48,884
      Depreciation                           8,221        9,236      153,256
      Stock based compensation                  -            -       338,497
   Change in assets and liabilities:
      Prepaid expenses                        (400)       2,241         (400)
      Accounts payable                       7,575       25,450       72,854
      Accrued liabilities                   41,908         (308)      63,814
                                       -----------  -----------  -----------
      Net Cash Used By Operating
       Activities                         (124,639)    (219,215)  (4,464,686)
                                       -----------  -----------  -----------
 Cash Flows From Investing Activities
   Purchase of property and equipment       (3,114)          -      (193,498)
   Purchase of rights to technology            400       (6,070)    (303,228)
   Organization costs                           -            -        (1,880)
   Net cash loaned to related party       (115,497)     (55,104)    (622,814)
   Proceeds from capital lease
    receivable                               3,082           -        25,450
   Repayment of cash loaned to
    related party                               -            -        53,254
                                       -----------  -----------  -----------
      Net Cash Used By Investing
       Activities                         (115,129)     (61,174)  (1,042,716)
                                       -----------  -----------  -----------
 Cash Flows From Financing Activities
   Proceeds from issuance of
    common stock                                -            -     1,262,346
   Cash from controlling shareholder       261,400      205,000    4,283,271
   Payments for treasury stock                  -            -        (3,325)
   Payments for stock offering costs            -            -       (56,509)
   Increase (decrease) in bank overdraft    (7,084)          -            -
   Proceeds from net borrowings from
    related party                               -            -        78,101
   Payments on note payable and obligations
    under capital lease                     (5,537)      (1,064)     (47,471)
                                       -----------  -----------  -----------
      Net Cash Provided By Financing
       Activities                          248,779      203,936    5,516,413
                                       -----------  -----------  -----------
 Net Increase (Decrease) In Cash and
  Cash Equivalents                           9,011      (76,453)       9,011

 Cash and Cash Equivalents at
  Beginning of Period                           -        92,030           -
                                       -----------  -----------  -----------
 Cash and Cash Equivalents at
  End of Period                        $     9,011  $    15,577  $     9,011
                                       ===========  ===========  ===========


 See the accompanying notes to the condensed financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


 NOTE 1--INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with International Automated Systems' most recent annual financial statements included in the Company's report on Form 10-KSB for the year ended June 30, 1999. In particular, International Automated systems' significant accounting principles were presented as
      Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000.

 NOTE 2--RELATED PARTY TRANSACTIONS

      During the years ended June 30, 1998 and 1999, the Company advanced a corporation controlled by the Company's majority shareholder $454,063. The Company has advanced this same corporation an additional $115,497 for the period ended September 30, 1999. Total advances are $569,560. No terms for repayment have been established.

      For the three months ending September 30, 1999, the controlling shareholder, Neldon Johnson, contributed $241,600 for research as additional paid-in capital. No additional preferred or common stock was issued.

 NOTE 3--CONTINGENCIES

      On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company and its principles that occurred between June 1995 and June 1996. This figure is believed to be in excess of $3,000,000. The SEC is also seeking the imposition of fines and attorney's fees. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements, and the possible effect that action will have on future financial statements is unknown.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


  LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 1999, Registrant had cash of $9,011 compared to cash of ($7,084) of June 30, 1999. Cash increased because of the contributions by the majority shareholder. As of September 30, 1999, total current assets were $35,778 and total assets were $1,015,291 compared to total current assets of $23,523 and total assets of $900,156 as of June 30, 1999.

      As of September 30, 1999, Registrant had total liabilities of $254,101 and shareholders' equity of $760,790 compared to total liabilities of $217,639 and shareholders' equity of $682,517 as of June 30, 1999. The deficit accumulated during the development stage was $5,141,591 as of September 30, 1999, compared to $4,958,464 as of June 30, 1999. For the near term the Company's ability to continue it operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continued research and development activities. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of September 30, 1999, the ratio of current assets to current liabilities was approximately .21 to one.

  RESULTS OF OPERATION. For the quarter ended September 30, 1999, Registrant had total revenues of $0 compared to total revenues of $11,738 for the same period a year earlier. For the quarter ended September 30, 1999, Registrant had total operating expenses of $177,980 compared to expenses of $271,499 during the same quarter a year earlier. The decrease in income reflects a lack of sales. As of September 30, 1999, cost of sales was $5,740 compared to $0 a year earlier and gross loss was $5,740 compared to gross profit of $11,738 a year earlier. For the quarter Registrant had a net loss of $183,127 compared to a net loss of $259,384 for the same quarter a year earlier. The decrease in net loss is attributable to the decrease in general and administrative expenses.
 For the quarter the net loss per share was $(0.01) compared to $(0.02). For the quarter ended September 30, 1999, general and administrative expenses were $51,635 compared to $151,235 and research and development expenses were $124,291 compared to $116,716 a year earlier. The Company has only minimal revenues, but its level of operations requires additional funds.

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

 PART II.

 Item 1. Legal Proceedings.

      On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company and its principles that occurred between June 1995 and June 1996. This figure is believed to be in excess of $3,000,000. The SEC is also seeking the imposition of fines and attorney's fees. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements, and the possible effect that action will have on future financial statements is unknown.

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


 Date 11-06-98

 International Automated Systems, Inc.


 By   /S/  Neldon Johnson
 _______________________________
 Neldon Johnson
 President and Chief Executive Officer



 By   /S/ Neldon Johnson
 _______________________________
 Neldon Johnson
 Chief Financial Officer