Form 10QSB
period 1999-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2000-02-16
CIK 820380

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1999

Commission File Number 33-16531-D

                INTERNATIONAL AUTOMATED SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

           UTAH              87-0447580
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization          Identification No.)


                          512 South 860 East
                      American Fork, Utah 84003
               (Address of principal executive offices)

Registrant's telephone number including area code (801) 423-8132

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

      In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999, and the results of its operations and changes in its financial position from June 30, 1999, through December 31, 1999, and from inception through December 31, 1999, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

      Registrant is a development stage company. Historically its primary activities have been research and development of technology which can be applied to develop commercial products. Such development has significant risks.


                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                     ASSETS
                                                            1999       1999
                                                     -----------   --------
 Current Assets                                      (Unaudited)
      Cash and cash equivalents                      $     6,443   $      -
        Net investment in direct
         financing leases -
         related party - current portion                  23,223      23,523
      Prepaid expenses                                       400          -
                                                     -----------   ---------

       Total Current Assets                               30,066      23,523
                                                     -----------   ---------

 Property and Equipment
      Computer and electronic equipment                  151,978     148,864
      Furniture and fixtures                              20,982      20,982
      Automobiles                                         22,052      21,657
      Leasehold improvements                              18,238      18,238
      Mobile office                                       11,764      11,764
                                                     -----------   ---------

       Total Property and Equipment                      225,014     221,505
      Accumulated depreciation                          (164,561)   (145,035)
                                                    ------------   ---------

       Net Property and Equipment                         60,453      76,470

 Other Assets
      Related party receivable                           680,622     454,063
      Net investment in direct financing
      leases - related party                              76,173      88,292
      Patents, net of accumulated amortization           255,337     257,808
                                                     -----------  ----------
                            Total Other Assets         1,012,132     800,163
                                                     -----------  ----------
 Total Assets                                        $ 1,102,651  $  900,156
                                                     ===========  ==========

See accompanying notes to the condensed financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                      CONDENSED BALANCE SHEETS (CONTINUED)


                                                     December 31,   June 30,
                                                            1999        1999
                                                     -----------   ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
      Funds drawn in excess of cash in bank          $        -    $   7,084
      Accounts payable                                    70,815      65,279
      Accrued liabilities                                 71,146      21,906
      Note payable - current portion                       5,537       7,131
      Obligation under capital leases -
         current portion                                  23,223      23,523
                                                     -----------   ---------

      Total Current Liabilities                          170,721     124,923

 Long Term Liabilities
               Notes payable                               1,586       4,424
               Obligation under capital leases            76,173      88,292
                                                     -----------   ---------

       Total Long Term Liabilities                        77,759      92,716

 Total Liabilities                                       248,480     217,639
                                                     -----------  ----------
 Stockholders' Equity
      Preferred stock, Class A, no par value,
        5,000,000 shares  authorized, 1,000,000
        shares issued and outstanding                    292,786     292,786
      Common stock, no par value, 45,000,000
        shares authorized,15,546,361 shares
        issued and outstanding                         5,839,911   5,348,195
                                                     -----------  ----------
      Deficit accumulated during the development
        stage                                         (5,278,526) (4,958,464)
                                                     -----------  ----------

                     Total Stockholders' Equity           54,171     682,517
                                                     -----------  ----------

 Total Liabilities and Stockholders' Equity          $ 1,102,651  $  900,156
                                                     ===========  ==========


See accompanying notes to the condensed financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                                                          FOR
                                                                                   THE PERIOD
                                                                                         FROM
                                                                                    INCEPTION
                                                                                (SEPTEMBER 26,
                                                                                         1986)
                            FOR THE THREE MONTHS           FOR THE SIX MONTHS           THROUGH
                          ------------------------     -------------------------    DECEMBER 31,
                                1999          1998           1999            1998         1999
                          ----------    ----------     ----------     -----------   ------------
 Revenue
   Sales                  $        -       $    -      $        -     $         -    $   111,226
   Equipment lease income
     from related party            -          694               -          12,432         32,348
                          ----------    ---------      ----------     -----------    -----------
    Total Revenue                  -          694               -          12,432       143,574

 Cost of Sales
   Cost of sales                   -           -                -               -        81,927
   Write down of carrying
     value of inventories          -           -                -               -       216,186
                          ----------    --------       ----------     -----------    ----------
      Total Cost of Sales          -           -                -               -       298,113
                          ----------    --------       ----------     -----------    ----------
 Gross Profit/(Loss)               -         694                -          12,432      (154,539)
                          ----------    --------       ----------     -----------    ----------

 Operating Expenses
   General and
     administrative           69,655      73,310          121,290         224,543     2,308,526
   Research and development
     expense                  65,952     202,556          195,983         319,272     2,594,135
   Amortization expense        1,184       3,551            2,368           7,101        50,068
   Stockholder class action
    settlement expense             -           -                -               -       170,634
                          ----------    --------       ----------     -----------   -----------
      Total Operating
        Expenses             136,791     279,417          319,641         550,916     5,123,363
                          ----------    --------       ----------     -----------   -----------

   Loss From Operations     (136,791)   (278,723)        (319,641)       (538,484)   (5,277,902)

 Other Income and (Expense)
   Interest income                 -         211               46             705        21,291
   Interest expense             (144)     (1,424)            (467)         (1,541)      (21,915)
                          ----------    --------       ----------     -----------   -----------

   Net Other Income
      (Expense)                 (144)      (1,213)           (421)           (836)         (624)
                          ----------    ----------     ----------     -----------    -----------
                          $ (136,935)   $ (279,936)    $ (320,062)    $  (539,320)   $ 5,278,526
                          ==========    ==========     ==========     ===========    ===========
 Basic and Diluted Loss
  Per Share               $    (0.01)   $    (0.02)    $    (0.02)    $     (0.03)   $     (0.36)
                          ==========    ==========     ==========     ===========    ===========
 Common and Preferred
   Shares Used in Per
   Share Calculation      16,546,361    16,546,361     16,546,361      16,546,361     14,791,482
                          ==========    ==========     ==========      ==========     ==========

See accompanying notes to the condensed financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    1999         1998          1999
                                             -----------   ----------   -----------

 Cash Flows From Operating Activities
   Net loss                                  $  (320,062)  $ (539,320)  $(5,278,526)
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
     Amortization                                  2,368        7,101        50,068
     Depreciation                                 19,526       18,473       164,561
     Stock based compensation                          -            -       338,497
   Change in assets and liabilities:
     Prepaid expenses                               (400)       2,241          (400)
     Accounts payable                              5,536       24,118        70,815
     Accrued liabilities                          49,240        6,045        71,146
                                             -----------   ----------   -----------
    Net Cash Used In Operating Activities       (243,792)    (481,342)   (4,583,839)

 Cash Flows From Investing Activities
   Purchase of property and equipment             (3,509)           -      (193,893)
   Purchase of rights to technology                  103      (15,187)     (303,525)
   Organization costs                                  -            -        (1,880)
   Proceeds from capital lease receivable         12,419            -        34,787
   Net cash advanced to related party           (226,559)     (75,660)     (733,876)
   Repayment of cash loaned to related party           -            -        53,254
                                             -----------   ----------   -----------
    Net Cash Used In Investing Activities       (217,546)     (90,847)   (1,145,133)

  Cash Flows From Financing Activities
   Proceeds from issuance of common stock              -            -     1,262,346
   Cash from controlling shareholder             491,716      496,000     4,513,587
   Payments for treasury stock                         -            -        (3,325)
   Payments for stock offering costs                   -            -       (56,509)
   Decrease in bank overdraft                     (7,084)           -             -
   Proceeds from net borrowings from
     related party                                     -            -        78,101
   Payments on note payable and obligation
    under capital leases                         (16,851)      (2,148)      (58,785)
                                             -----------   ----------   -----------
    Net Cash Provided By Financing
       Activities                                467,781      493,852     5,735,415

 Net Increase (Decrease) In Cash and
  Cash Equivalents                                 6,443      (78,337)        6,443

 Cash and Cash Equivalents at
   Beginning of Period                                -        92,030             -
                                             ----------    ----------   -----------

 Cash and Cash Equivalents at End of Period  $    6,443    $   13,693   $     6,443
                                             ==========    ==========   ===========

See accompanying notes to the condensed financial statements.
<FN/>

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

      The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 1999. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2000.

 NOTE 2--RELATED PARTY TRANSACTIONS

      For the six months ending December 31, 1999 and 1998, the controlling shareholder, Neldon Johnson, contributed $491,720 and $496,000 for research as additional paid-in capital, respectively. No additional preferred or common stock was issued.

      As of June 30, 1999, the company advanced a corporation controlled by the Company's majority shareholder $454. The company has advanced this same corporation an additional $226,276 for the six months ended December 31, 1999. Total advances are $680,339. No terms for repayment have been established.

      In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. As of December 31, 1999, the Company's total receivable and payable relating to these lease obligations were $99,396 and $99,396, respectively.

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

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Liquidity and Capital Resources. As of December 31, 1999, Registrant had cash of $6,443 compared to cash of $0 as of June 30, 1999. Cash increased because of contributions by the majority shareholder. As of December 31, 1999, total current assets were $30,066 and total assets were $1,102,651 compared to total current assets $23,523 and total assets $900,156 as of June 30, 1999.

      As of December 31, 1999, Registrant had total liabilities of $248,480 and shareholders' equity of $854,171 as of June 30, 1999. The deficit accumulated during the development stage was $5,278,526 as of December 31, 1999, compared to $4,958,464 as of June 30, 1999. For the near term the Company's ability to continue its operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continuing operating losses. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of December 31, 1999, the ratio of current assets to current liabilities was approximately .18 to one.

      Results of Operation. For the quarter ended December 31, 1999, Registrant had total revenues of $0 compared to total revenues of $694 for the same period a year earlier. For the quarter ended December 31, 1999, Registrant had total operating expenses of $136,791 compared to expenses of $279,417 during the same quarter a year earlier. As of December 31, 1999 and 1998, cost of sales was $0 for both quarters respectively. For the quarter Registrant had a net loss of $136,935 compared to a net loss of $279,936 for the same quarter a year earlier. The decrease in net loss is attributable to the decrease in general and administrative expenses and a decrease in research and development expenses due to downsizing to meet the Company's current financial position. For the quarter, the net loss per share was $(0.01) compared to $(.02) for the same quarter a year earlier. For the quarter ended December 31, 1999, general and administrative expenses were $69,655 compared to $73,310 and research and development expenses were $65,952 compared to $202,556 a year earlier.

      For the six months ended December 31, 1999, Registrant had total revenues of $0 compared to total revenues of $12,432 for the same period a year earlier. For the six months ended December 31, 1999, Registrant had total operating expenses of $319,641 compared to total operating expenses of $550,916 during the same period a year earlier. As of December 31, 1999 and 1998, cost of sales was $0 for both periods respectively. For the six months ended December 31, 1999, Registrant had a net loss of $320,062 compared to a net loss of $539,320 for the same period a year earlier. The decrease in net loss is attributable to the decrease in general and administrative expenses and research and development expenses due to downsizing to meet the Company's current financial position. For the six months ended December 31, 1999 the net loss per share was $(0.02) compared to $(0.03) for the same quarter a year earlier. For the six month period ended December 31, 1999, general and administrative expenses were $121,290 compared to $224,543 and research and development expense were $195,983 compared to $319,272 a year earlier.

      The Company's ability to continue its activities is dependent on it receiving funds either as loans, advances or sales of equity. Previously the major shareholder has provided funds, but there is no formal agreement between the Company and the majority shareholder to continue providing funds in the future. If the Company had to seek funds from another source there is no assurance that funds would be available at all or on terms acceptable to the Company.
 PART 88.

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

 The Company has filed a civil action complaint in the United States District Court for the District of Utah Central Division against Optimal Robotics Corp. and PSC, Inc. alleging patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C. Sections 271, 281, 283, 284 and 285.

 The Company has filed a civil action complaint in the United States District Court for the district of Utah Central division against The Kroger Company alleging patent infringement arising under the patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C., section 271, 281, 283, 284, and 285.

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

 Date 2-14-99

 International Automated Systems, Inc.

 By   /S/ Neldon Johnson

 ------------------------------------
 Neldon Johnson
 President and Chief Executive Officer


 ------------------------------------
 By   /S/ Neldon Johnson
 Chief Financial Officer