Form 10QSB
period 1999-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2000-05-11
CIK 820380

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000

Commission File Number 33-16531-D

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


                 UTAH               87-0447580
         (State or other jurisdiction of          (IRS Employer
          incorporation or organization          Identification No.)

                              512 South 860 East
                          American Fort, Utah 84003
                   (Address of principal executive offices)

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

As of March 31, 2000, Registrant had 15,546,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

PART I

ITEM I - FINANCIAL STATEMENTS


        The condensed financial statements included herein have been prepared by International Automated Systems, Inc. (the "Company" or the "Registrant"), without pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

        In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and changes in its financial position from June 30, 1999, through March 31, 2000, and from inception through March 31, 2000, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

        Registrant is a development stage company. Historically its primary activities have been research and development of technology which can be applied to develop commercial products. Such development has significant risk.

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)



                              TABLE OF CONTENTS



                                                                      Page


        Condensed Balance Sheet - March 31, 2000 and June 30, 1999     F-1

        Condensed Statements of Operations for the Three and Nine
           Months Ended March 31, 2000 and 1999, and for the Period
           From September 26, 1986 (Date of Inception) Through
           March 31, 2000                                              F-3

        Condensed Statements of Cash Flows for the Three and Nine
           Months Ended March 31, 2000 and 1999, and for the Period
           From September 26, 1986 (Date of Inception) Through
           March 31, 2000                                              F-4


        Notes to the Condensed Financial Statements                    F-5

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                    March 31,        June 30,
                                                         2000            1999
                                                  -----------      ----------
                                                   (Unaudited)
Current Assets
    Cash and cash equivalents                     $    17,697      $        -
    Net investment in direct financing leases -
       related party - current portion                 24,261          23,523
                                                  -----------      ----------

     Total Current Assets                              41,958          23,523
                                                  -----------      ----------

Property and Equipment
    Computer and electronic equipment                 151,978         148,864
    Furniture and fixtures                             20,982          20,982
    Automobiles                                        22,051          21,657
    Leasehold improvements                             18,238          18,238
    Mobile office                                      11,764          11,764
                                                  -----------      ----------

     Total Property and Equipment                     225,013         221,505
    Accumulated depreciation                         (174,389)       (145,035)
                                                  -----------      ----------
     Net Property and Equipment                        50,624          76,470
                                                  -----------      ----------
Other Assets
    Related party receivable                          778,390         454,063
    Net investment in direct financing
      leases - related party                           69,705          88,292
    Patents, net of accumulated amortization          250,346         257,808
                                                  -----------      ----------

     Total Other Assets                             1,098,441         800,163
                                                  -----------      ----------
Total Assets                                      $ 1,191,023      $  900,156
                                                  ===========      ==========

See the accompanying notes to the condensed financial statements.

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                     CONDENSED BALANCE SHEETS (CONTINUED)


                                                    March 31,        June 30,
                                                         2000            1999
                                                  -----------    ------------
                                                   (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Funds drawn in excess of cash in bank         $     5,414    $      7,084
    Accounts payable                                  120,344          65,279
    Accrued liabilities                                54,926          21,906
    Note payable - current portion                      5,790           7,131
    Obligation under capital leases - current
      portion                                          24,261          23,523
                                                  -----------    ------------

     Total Current Liabilities                        210,735         124,923
                                                  -----------    ------------

Long-Term Liabilities
    Notes payable                                           -           4,424
    Obligation under capital leases                    69,705          88,292
                                                  -----------    ------------

     Total Long-Term Liabilities                       69,705          92,716
                                                  -----------    ------------

Total Liabilities                                     280,440         217,639
                                                  -----------    ------------

Stockholders' Equity
    Preferred stock, Class A, no par value,
      5,000,000 shares authorized, 1,000,000
      shares issued and outstanding                   292,786         292,786
    Common stock, no par value, 45,000,000
      shares  authorized,15,546,361 shares
      issued and outstanding                        6,088,132       5,348,195
    Deficit accumulated during the development
    stage                                          (5,470,335)     (4,958,464)
                                                  -----------    ------------

     Total Stockholders' Equity                       910,583         682,517
                                                  -----------    ------------

Total Liabilities and Stockholders' Equity        $ 1,191,023    $    900,156
                                                  ===========    ============

See the accompanying notes to the condensed financial statements.

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                                                        For the Period
                                                                                        From Inception
                                                                                     (September 26, 1986)
                                For the Three Months          For the Nine Months         Through
                                   Ended March 31,               Ended March 31,          March 31,
                              --------------------------    --------------------------
                                     2000           1999           2000           1999       2000
                              -----------    -----------    -----------    -----------    -----------
Revenue
  Sales                       $         -    $         -    $         -    $         -    $   111,226
  Equipment lease income
    from related party                  -          1,078              -         13,510         32,348
                              -----------    -----------    -----------    -----------    -----------
     Total Revenue                      -          1,078              -         13,510        143,574
                              -----------    -----------    -----------    -----------    -----------
Cost of Sales
  Cost of sales                         -             62              -             62         81,927
  Write down of carrying value
  of inventories of $108,093
  during 1998 and 1997                  -              -              -              -        216,186
                              -----------    -----------    -----------    -----------    -----------

     Total Cost of Sales                -             62              -             62        298,113
                              -----------    -----------    -----------    -----------    -----------
Gross Profit/(Loss)                     -          1,016              -         13,448       (154,539)
                              -----------    -----------    -----------    -----------    -----------

Operating Expenses
  General and administrative       98,242        119,394        219,532        343,937       2,406,767
  Research and development
   expense                         87,928        129,396         83,911        448,668       2,682,064
  Amortization expense              5,507          3,550          7,875         10,651          55,575
                              -----------    -----------    -----------    -----------    ------------

     Total Operating
      Expenses                    191,677        252,340        511,318        803,256       5,144,406
                              -----------    -----------    -----------    -----------    ------------
Loss From Operations             (191,677)      (251,324)      (511,318)      (789,808)     (5,298,945)
                              -----------    -----------    -----------    -----------    ------------

Other Income and (Expense)
  Interest income                       -            193             46            898          21,291
  Interest expense                   (132)          (172)          (599)        (1,713)        (22,050)
  Stockholder class action
   settlement expense                   -       (170,631)             -       (170,631)       (170,631)
                              -----------    ------------   -----------    -----------    ------------

     Net Other Income
      (Expense)                      (132)      (170,610)          (553)      (171,446)       (171,390)
                              -----------    -----------    -----------    -----------    ------------

Net Loss                      $  (191,809)   $  (421,934)   $  (511,871)   $  (961,254)   $ (5,470,335)
                              ===========    ===========    ===========    ===========    ============

Basic and Diluted Loss
  Per Share                   $     (0.01)   $     (0.03)   $     (0.03)   $     (0.06)   $      (0.37)
                              ===========    ===========    ===========    ===========    ============

Common and Preferred
 Shares Used in Per Share
 Calculation                   16,546,361     16,546,361     16,546,361     16,546,361      14,856,556
                              ===========    ===========    ===========    ===========    ============

See the accompanying notes to the condensed financial statements.

                    INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A Development Stage Company)
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                              For the Period
                                                                               From Inception
                                                       Ended March 31,      (September 26, 1986)
                                                  ------------------------       March 31,
                                                       2000           1999         2000
                                                  ---------      ---------      -----------

Cash Flows From Operating Activities
  Net loss                                        $(511,871)     $(961,254)     $(5,470,335)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Allowance for doubtful accounts                      -              -                -
     Amortization                                     7,866         10,651           55,576
     Depreciation                                    29,354         26,970          174,389
     Stock based compensation                             -              -          338,497
 Change in assets and liabilities:
     Prepaid expenses                                  (400)         2,241            (400)
     Accounts payable                                55,465         48,650         120,744
     Accrued liabilities                             32,620          3,715          54,526
     Accrual for stockholder class action
       settlement expense                                 -        170,631               -
                                                  ---------      ---------      ----------
     Net Cash Used In Operating Activities         (386,956)      (698,396)     (4,727,003)
                                                  ---------      ---------      ----------
Cash Flows From Investing Activities
  Purchase of property and equipment                 (3,508)        (1,180)       (193,892)
  Purchase of rights to technology                      (14)       (30,528)       (303,642)
  Organization costs                                      -              -          (1,880)
  Prodeeds from capital lease receivable             17,849              -          40,217
  Cash loaned to related party                     (330,091)       (81,703)       (837,408)
  Repayment of cash loaned to related party               -              -          53,254
                                                  ---------      ---------      ----------
     Net Cash Used In Investing Activities         (315,764)      (113,411)     (1,243,351)
                                                  ---------      ---------      ----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                  -              -       1,262,346
  Cash from controlling shareholder                 739,937        731,000       4,761,808
  Payments for treasury stock                             -              -          (3,325)
  Payments for stock offering costs                       -              -         (56,509)
  Bank overdraft                                     (1,670)             -           5,414
  Proceeds from net borrowings from related
    party                                                 -              -          78,101
  Payments on note payable and capital lease
    obligations, net                                 (17,850)       (2,919)        (59,784)
                                                  ----------     ---------      ----------
     Net Cash Provided By Financing Activities       720,417       728,081       5,988,051
                                                  ----------     ---------      ----------
     Net Increase (Decrease) In Cash
        and Cash Equivalents                          17,697       (83,726)         17,697

Cash and Cash Equivalents at Beginning/
  of Period                                                -        92,030              -
                                                  ----------     ---------      ---------
Cash and Cash Equivalents at End of Period        $   17,697     $   8,304      $  17,697
                                                  ==========     =========      =========

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

       NOTE 2--RELATED PARTY TRANSACTIONS

               For the nine months ending March 31, 2000 and 1999, the controlling shareholder, Neldon Johnson, contributed $739,937 and $731,000 for research as additional paid-in capital, respectively. No additional preferred or common stock was issued.

               As of June 30, 1999, the company advanced a corporation controlled by the Company's majority shareholder $454,063. For the nine months ended March 31, 2000, the Company has advanced this same corporation an additional $330,091 and the corporation paid Company debts totaling $5,764 for net advancements of $324,327. Total advances are $778,390. No terms for repayment have been established.

               In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. As of March 31, 2000 the Company's total receivable and payable relating to these lease obligations were $93,966.

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

       NOTE 4--BUSINESS CONDITION

               The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month periods ended March 31, 2000 and 1999, the Company incurred net losses of $191,809 and $421,934, respectively. During the nine month periods ended March 31, 2000 and 1999, the Company incurred net losses of $511,871 and $961,254, respectively. As of March 31, 2000, the Company's losses accumulated from inception totaled $5,470,335. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Liquidity and Capital Resources. As of March 31 , 2000, Registrant had cash of $17,697 compared to cash of $0 as of June 30, 1999. Cash increased because of contributions by the majority shareholder. As of March 31, 2000, total current assets were $41,958 and total assets were $1,191,023 compared to total current assets $23,523 and total assets $900,156 as of June 30, 1999.

   As of March 31, 2000, Registrant had total liabilities of $280,440 and shareholders' equity of $910,583 as compared to total liabilities of $217,639 and shareholders' equity of $682,517 as of June 30, 1999. The deficit accumulated during the development stage was $5,470,335 as of March 31, 2000, compared to $4,958,464 as of June 30, 1999. For the near term the Company's ability to continue its operations and activities is dependent upon the Company's major shareholder providing funds to the Company. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continuing operating losses. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of March 31, 2000, the ratio of current assets to current liabilities was approximately .20 to one.


   Results of Operation. For the quarter ended March 31, 2000, Registrant had total revenues of $0 compared to total revenues of $1,078 for the same period a year earlier. For the quarter ended March 31, 2000, Registrant had total operating expenses of $191,677 compared to expenses of $252,340 during the same quarter a year earlier. As of March 31, 2000, cost of sales was $0 as compared to cost of sales of $62 during the same quarter a year earlier. For the quarter Registrant had a net loss of $191,809 compared to a net loss of $421,934 for the same quarter a year earlier. The decrease in net loss is attributable to the decrease in general and administrative expenses and a decrease in research and development expenses due to downsizing to meet the Company's current financial position. For the quarter, the net loss per share was $(0.01) compared to $(.03) for the same quarter a year earlier. For the quarter ended March 31, 2000, general and administrative expenses were $98,242 compared to $119,394 and research and development expenses were $87,928 compared to $129,396 a year earlier.


   For the nine months ended March 31, 2000, Registrant had total revenues of $0 compared to total revenues of $13,510 for the same period a year earlier. For the nine months ended March 31, 2000, Registrant had total operating expenses of $511,318 compared to total operating expenses of $803,256 during the same period a year earlier. For the nine months ending March 31, 2000, cost of sales was $0 as compared to cost of sales of $62 during the same period a year earlier. For the nine months ended March 31, 2000, Registrant had a net loss of $511,871 compared to a net loss of $961,254 for the same period a year earlier. The decrease in net loss is attributable to the decrease in general and administrative expenses and research and development expenses due to downsizing to meet the Company's current financial position. For the nine months ended March 31, 2000 the net loss per share was $(0.03) compared to $(0.06) for the same quarter a year earlier. For the nine month period ended March 31, 2000, general and administrative expenses were $219,532 compared to $343,937 and research and development expense were $283,911 compared to $448,668 a year earlier.

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

Date  5-10-00

International Automated Systems, Inc.

By /S/  Neldon Johnson

-------------------------------------------
Neldon Johnson
President and Chief Executive Officer