Form 10KSB
period 2000-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2000-10-13
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-KSB

[  x  ]    Annual report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000.
                                   or
[      ]   Transition report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _____________

Commission file number                                     33-16531-D

                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                -------------------------------------
              (Name of  small business issuer in its charter)

       Utah                                           87-0447580
       ----                                           ----------
 State or other jurisdiction of                     I.R.S. Employer
 incorporation or organization                      Identification No.

                326 North SR 198, Salem, Utah  84653
              ----------------------------------------
              (Address of principal executive offices)

Registrant's telephone number, including area code:(801) 423-8132
                                                   --------------

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

State the registrant's net revenue (loss) for its most recent fiscal
year:   $(740,256).

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2000, was approximately $12,818,306

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of October 11, 2000, there were outstanding 16,251,361 shares of registrant's common stock, no par value per share.

Documents incorporated by reference:  Exhibits, Item 13.


PART I.
-------

                                                 THE COMPANY

Exact corporate name:                 International Automated Systems, Inc.
State and date of incorporation:      Utah- September 26, 1986.
Street address of principal office:   326 North SR 198
                                      Salem, Utah 84653.
Company telephone number:             (801) 423-8132
Fiscal year:                          June 30


ITEM 1 AND 2      DESCRIPTION OF BUSINESS AND PROPERTIES

OVERVIEW

  International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in Salem, Utah, seeks to design, produce and market products based on high technology. The Company has developed and is currently offering an automated self-service check-out system and management software.
This system allows retail customers to ring up their purchases without a cashier or clerk. The system is primarily designed for grocery stores, but may be applicable in other retail establishments.

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

Operation of System.

  The Self-Check System operates as follows. Customers make their selections for purchase. A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader. The bar code provides, as a data base index, the product description, weight and price. This information is then relayed on an item by item basis to the computer and the computer transmits the data in its memory to the check-out terminal. The product information, item description and price, are then displayed on the screen. A running subtotal for all items purchased is also shown. Each item scanned is placed into a receiving basket or cart on a sensitive scale. The weight of the item scanned and placed in the receiving basket is compared to the weight for that item as recorded in the computer. The computer compares the weight of the scanned item with the weight for that item in the database. If the weight differs, an error code is displayed and an attendant is summoned to assist the customer or
to override the System.   Once all the items are scanned, a final
tally is made. Payment is then made to the attendant either through a debit or credit card, check or cash. A payment may also be made without an attendant through the use of the "AFIM" which will verify the identity of the person making the transaction and automatically debit their account electronically.

  The Self-Check System interfaces with computers and data is transferred back and forth between the check-out terminals and the main computer. The interface may be compatible with various scanners and scales so the Self-Check System may be adaptable to equipment already from other manufacturers. The System allows one clerk to handle simultaneously multiple check-out stations or lanes.

Possible Advantages.

    Management believes the Self-Check System may have several possible advantages over conventional retail check-out systems to operators and customers. For operators the advantages are: reduced labor costs, more accurate inventory, theft reduction, theft deterrence, decreased check fraud, and decreased transaction costs. Also, the retailer can serve more customers during peak traffic. For customers the advantages are: faster service, greater convenience, less time waiting in line and more privacy. A retail establishment may not need as many cashiers with the Self-Check System.

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

Digital Wave Modulation Technology.
-----------------------------------

  Digital Wave Modulation ("DWM")technology may provide a new way of transmitting data. Basically different wave patterns are generated on the magnetic spectrum which may increase flows of data and information transmission and communication. More data will be transmitted in a shorter time period and speed may be increased.

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

  The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees, particularly Neldon Johnson, President of the Company. The loss of Mr. Johnson would have a substantial, material adverse effect on the Company. The Company has entered into an agreement with Neldon Johnson to act as President and Chief Executive Officer for a period of ten (10) years.

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

Patents and Trade Secrets.

   The Company has been assigned or will be assigned the rights to seven U.S. patents. One patent granted in November 1988 deals with the Self-Check System. The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale. Another patent pertaining to the AFIM technology granted January 1997 and five patents relate to the DWM technology granted May 1996, June
1997, November 1997, July 2000 and September 2000.

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

Future Funding

  Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities. The Company has no present plans to borrow money or issue additional shares for money. In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital. The Company issued no shares of stock for these contributions. For fiscal year 2000 these contributions were approximately $919,530. Without these funds the Company most likely would have been unable to continue operations. No assurance can be given that these contributions to capital with no shares being issued will continue. No agreements or understandings exist regarding any future contributions.

General

  Registrant's principal executive offices are located at 326 North SR 198, Salem, Utah 84653 and its telephone number is
(801) 423,8132.

   From its inception the Company's primary activity has been the Development of different technologies. Since its formation the Company has developed technologies which are in different stages of development. To date the Company has not marketed a commercially acceptable product.

Employees

  The Company has nine (9) full-time employees.

Warranty

  The Company's products do not currently have any warranty provisions but it is anticipated that the Company's warranties will be similar to warranties for competitive products in the market or industry. Typically warranties for electronics products are limited.

Marketing

  The Company has not finalized its marketing strategy for its products at this time.

  For the marketing of the Self-Check System the Company may sell franchises or may offer the equipment comprising the System to retailers. The Company has entered into a preliminary agreement with Scematics Inc. for the purpose of expanding its U-Check concept.

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

  The Self-Check System is comprised of off-the-shelf parts and components. These parts are assembled into the Self-Check System.
The Company's proprietary software ties together the individual components and operates the System. Scanners, video display terminals, and computers are available from several sources. The software and circuit boards used in the System are proprietary components developed by the Company. The circuit boards were specifically developed to interact with the various peripherals, the main computers and the check-out terminals. The circuit boards will be manufactured by the Company from off-the- shelf components and parts which the Company believes are readily available from a variety of sources. Only one Self-Check System is currently in operation.

Research and Development

  The Company's primary activity is the development of its technologies. The industries may be subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 2000 and 1999, research and development expenses were $251,169 and $463,348, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

  Over the next twelve months the Company intends to continue the research and development of its technologies. For the DWM technology the Company's goal is to complete the development of one or more products that can then be marketed. For the Self-check
System and the AFIM product the Company will implement the test programs at the store in Salem, Utah. The Company plans to implement at least one more Self-Check System. The Company has no immediate plans to increase or decrease the number of employees.

Acquisition of Technology

 None

Government Regulation

The Company's activities may be subject to government regulation.
If the Company franchises the Self-Check System it will have to comply with applicable federal and state law. Depending on the nature of its activities in data transmission, the Company may need approval or authorization from the Federal Communications Commission.



Item 3. LEGAL PROCEEDINGS

On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company and its principles that occurred between June 1995 and June 1996. The SEC is also seeking the imposition of fines and attorney's fees. Though the Company and the Principles named in the complaint deny any wrong doing and intend on vigorously defending the lawsuit, the ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements, and the possible effect that action will have on future financial statements is unknown.

The Company has filed a civil action complaint in the United States District Court for the District of Utah Central Division against Optimal Robotics Corp. and PSC, Inc. alleging patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C. Sections 271, 281, 283, 284 and 285. Discovery is presently in progress.

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


PART II.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Presently Registrant's common stock is traded on the NASD Electronic Bulletin Board under the symbol "IAUS". The table below sets forth the closing high and low bid prices at which the Company's shares of common stock were quoted during the quarter identified. The trades are in U. S. dollars but may be inter-dealer prices without retail mark-up, mark-down or commission and may not even represent actual transactions.

                                         High                Low

Fiscal 2000

 June 30, 2000                           6.41                1.96
 March 31, 2000                          8.13                1.25
 December 31, 1999                       1.88                1.00
 September 30, 1999                      2.25                1.03

Fiscal 1999

 June 30, 1999                           2.50                1.50
 March 31, 1999                          3.50                2.25
 December 31, 1998                       3.69                1.56
 September 30, 1998                      1.94                4.66


   The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 2000, the Company had approximately 789 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

   As of June 30, 2000, Registrant had 15,596,361 shares of common stock issued and outstanding. Of these shares approximately 6,194,210 shares were free trading shares. There were approximately 7,484,441 shares of common stock held by non-affiliates of that amount approximately 2,000,420 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act. As of June 30, 2000, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-two shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

                                16
 Results of Operations
 Fiscal year ended June 30, 2000

   Operations during the year ended June 30, 2000, pertained to research and development and other activities. Research and development expenses were $251,169 decreasing by $212,179. General and administrative expenses increased from $364,052 to $478,310 during fiscal 2000. These increases are a result of increased payroll and expenses. During April 1999, U-Check, opened its doors and began operations. Much of the labor to prepare U-Check for its opening and all the labor since its opening was provided by IAS employees. The labor expenses of these employees have been charged to U-Check and are recorded on IAS books as Related party receivables. For fiscal year 2000, total income was $0; cost of sales was $0; operating expenses were $740,001 and other income (expense) was $(255) resulting in a net loss of $(740,256). Net loss decreased $268,052. The majority of this can be attributed to a decrease in research and development expense and not having the stockholders' class action settlement expense. Revenues decreased because of the continuing delays in product development. For fiscal 2000 the loss per share was $(0.04) compared to $(0.06) for the same period a year earlier.

 Fiscal year ended June 30, 1999

   Operations during the year ended June 30, 1999, pertained to research and development and other activities. Research and development expenses were $463,348 decreasing by $135,456. The decrease was attributable to reduced payroll and expenses.
 General and administrative expenses decreased from $540,542 to $364,052 during fiscal 1999. The decrease was a result of decreased payroll and expenses. For 1999 fiscal year total income was $3,082; cost of sales was $1,667; total expenses were $1,008,685 resulting in a net loss of $(1,008,308). The net loss decreased from $(1,257,397) to $(1,008,308) because of the decrease in payroll and general and administrative expenses. For fiscal 1999 the loss per share was $(0.06) compared to $(0.08) for the same period a year earlier.

 Liquidity and Capital Resources

   The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing
 programs, and establish any distribution networks.   As of June
 30, 2000, the Company has current assets of $36,033 and total assets of $1,260,042. Current liabilities were $235,406 and total liabilities of $298,251. The ratio of current assets to current liabilities is approximately 0.15. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

 Common Stock - In October 1999 50,000 shares of common stock were sold for $2.00 per share from the Company treasury.

 In August 2000, the Company issued 400,000 shares of common stock to an attorney for prior fees and as a retainer against future services.

 In August 2000, the company entered into employment agreements with certain key employees. In connection with these agreements, the company issued 50,000 shares of common stock per employee for a total of 250,000 shares.

 In August 2000, the Company issued 5,000 shares of common stock for services rendered.

 Preferred Stock - In July 2000, the Company issued to key Employees/ Directors 2,000,000 shares of preferred stock in leu of a bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

 In August 2000, the Company issued 300,000 shares of preferred stock, which has no value, as part of an employee agreement with certain employees. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

 In August 2000, the Company issued 300,000 shares of convertible preferred shares to certain key employees as part of an employee agreement. Each preferred share has equal dividend rights to the common shares, have no dividend requirements, and have no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share can be converted to two options to purchase common stock at $3.00 per share.

 Options - In August 2000, the Company issued options to purchase 1,000,000 shares of restricted common stock over a ten year period at $3.00 per share as part of employment agreements.

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

 Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

   During the fiscal year 2000 there were no changes or disagreements with the Company's certified public accountants, Hansen, Barnett and Maxwell.

 PART III.

 Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

 Directors and Officers

 The executive officers and directors of the Company are as follows:

  Name                    Age         Position with the Company

 Neldon Johnson           54          Chairman of the Board of Directors
                                       and President

 Randale Johnson          31          Secretary, Vice President and Director


 Christopher Taylor       31          Director

 Stacy Curtis Snow        34          Director

 LaGrand Johnson          34          Director

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

 Background of Executive Officers and Directors

   Neldon Johnson is the founder of the Company and the primary inventor of the Self-Check system, AFIM, and the DWM technologies. Mr. Johnson directs the Company's research and development program. Mr. Johnson studied physics and mathematics at Brigham Young University in Provo, Utah, and graduated from Utah Technical College's Electronics Technology Program in 1964. He has taken training courses and has taught courses in electronics
 programming, microwave and wave switch programs.   From 1965 to
 1968 he worked for American Telephone and Telegraph, Inc., as an engineer.

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

  Randale P. Johnson is the son of Neldon Johnson. He has been an officer since June 1996. His responsibilities include marketing and administration. Mr. Johnson who holds an associate degree in Computer Science and has four years of experience in the computer industry. He joined the Company in 1996.

 LaGrand T. Johnson is the son of Neldon Johnson. He has worked with the Company since 1987 but started full time in 1996. He graduated with a Bachelor's Degree in chemistry in 1991. He received his Doctor of Osteopathy degree in 1995 from Western University of Health Sciences.
 He works as General Manager of the Company and in research and development.

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

 Item 10. EXECUTIVE COMPENSATION

 The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years. The Company has agreed upon an initial compensation of $100,000 per annum gross salary.

 Employment Agreements

 The Company has an employee agreement or contract with the key employees for a period of five years. Each employee will continue to receive an annual salary which will be reviewed annually. As part of the employment agreement each employee has received restricted common and preferred shares of stock and options to be purchased at $3.00 per share. Each employee has signed a non-disclosure agreement with the Company.

 Item. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

 The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2000, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and
 (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

 Name and Address of   Number of     Percent (1)
 Beneficial Owner      Shares Owned
 -------------------   ------------

 Neldon Johnson
 326 North SR 198
 Salem, Utah             8,111,920         52.0

 LaGrand Johnson
 326 North SR 198
 Salem, Utah                50,000

 Christopher Taylor
 326 North SR 198
 Salem, Utah               121,350

 Randale Johnson
 326 North SR 198
 Salem, Utah                50,085

 Curtis Snow
 326 North SR 198
 Salem, Utah                50,000

 Directors and Officers
 as a Group
 5 persons               8,383,355         53.8
                         =========         ====


 (1) Based on 15,596,361 shares of common stock issued and outstanding, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 37 per cent, LaGrand Johnson 24 percent, and Randale Johnson 24 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.

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

   The Company's Self-Check System has been installed in a grocery store in Salem, Utah. The store operates under the name of U-Check. Mr. Neldon Johnson, the Company's president, owns the real property and the business of U-Check. Articles of Incorporation have been filed for U-Check, Inc. No written agreement has been entered into between the Company and Mr. Johnson. The Company has advanced funds and paid the payroll for U-Check from its inception. As of June 30, 2000, U-Check owed the Company $819,050.

 During fiscal 2000 the Johnson family contributed funds to the Company in the amount of $919,530. The Company issued no shares for the funds received.

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

 b. Reports on Form 8-K.

   During the period ended June 30, 2000, Registrant filed no report on Form 8-K.

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



                                  Date: October 12, 2000
                                  ----------------------


                               DIRECTORS



                                   /S/ Neldon Johnson
                                  -------------------------------------
                                  NELDON JOHNSON
                                  Title:  Director

                                  Date: October 12, 2000
                                  ----------------------




                                   /S/  Randale Johnson
                                  -------------------------------------
                                  RANDALE P. JOHNSON
                                  Title:  Director

                                  Date:  October 12, 2000
                                  -----------------------


                                   /S/  LaGrand Johnson
                                  -------------------------------------
                                  LAGRAND T. JOHNSON
                                  Title:  Director

                                  Date: October 12, 2000
                                  ----------------------


                                   /S/  Christopher J. Taylor
                                  --------------------------------------
                                  CHRISTOPHER J. TAYLOR
                                  Title: Director

                                  Date: October 12, 2000
                                  ----------------------


                                   /S/  S. Curtis Snow
                                  --------------------------------------
                                  S. CURTIS SNOW
                                  Title:  Director

                                  Date: October 12, 2000
                                  --------------------------------------

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)


                           TABLE OF CONTENTS

                                                               Page

     Report of Independent Certified Public Accountants        F-1

     Balance Sheet - June 30, 2000                             F-2

     Statements of Operations for the Years Ended
      June 30, 2000 and 1999 and for the Period From
      September 26, 1986 (Date of Inception) Through
      June 30, 2000                                            F-3

     Statements of Stockholders' Equity for the Period
      From September 26, 1986 (Date of Inception) Through
      June 30, 1998, and the Years Ended June 30, 1999
      and 2000                                                 F-4

     Statements of Cash Flows for the Years Ended June 30,
      2000 and 1999 and for the Period From September 26,
      1986 (Date of Inception) Through June 30, 2000           F-5

     Notes to the Financial Statements                         F-6

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



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
International Automated Systems, Inc.


We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999, and for the period from September 26, 1986 (date of inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from September 26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, and for the period September 26, 1986 through June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 7, 2000

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                             BALANCE SHEET
                             JUNE 30, 2000


                                ASSETS

Current Assets
   Cash                                                 $     8,915
   Net investment in direct financing leases -
    related party - current portion                          27,118
                                                        -----------
       Total Current Assets                                  36,033
                                                        -----------
Property and Equipment
   Computer and electronic equipment                        148,864
   Furniture and fixtures                                    20,982
   Automobiles                                               21,657
   Mobil office                                              11,764
   Leasehold improvements                                    18,238
                                                        -----------
       Total Property and Equipment                         221,505
   Accumulated depreciation                                (176,621)
                                                        -----------
       Net Property and Equipment                            44,884
                                                        -----------
Other Assets
   Related party receivable                                 819,050
   Net investment in direct financing leases -
    related party - long-term                                62,845
   Patents, net of accumulated amortization of $56,342      291,230
   Deposits                                                   6,000
                                                        -----------
       Total Other Assets                                 1,179,125
                                                        -----------
Total Assets                                            $ 1,260,042
                                                        ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                     $   120,987
   Current portion of long-term debt                          4,424
   Obligation under capital leases - current portion         27,118
   Accrued payroll expenses                                  82,877
                                                        -----------
       Total Current Liabilities                            235,406
                                                        -----------
Long-Term Liabilities - obligation under capital
 leases  - long-term                                         62,845
                                                        -----------
Total Liabilities                                           298,251
                                                        -----------
Stockholders' Equity
   Preferred stock, Class A, no par value,
    5,000,000 shares authorized, 1,000,000 shares
    issued and outstanding                                  292,786
   Common stock, no par value, 45,000,000 shares
     authorized, 15,596,361 shares issued and
     outstanding                                          6,367,725
   Deficit accumulated during the development stage      (5,698,720)
                                                        -----------
       Total Stockholders' Equity                           961,791
                                                        -----------
Total Liabilities and Stockholders' Equity              $ 1,260,042
                                                        ===========

The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL AUTOMATED SYSTEMS, INC.
                   (A Development Stage Company)
                     STATEMENTS OF OPERATIONS

                                                                         Cumulative
                                                                       For the Period
                                                                        September 26,
                                                                       1986 (Inception)
                                                  For the Years Ended      Through
                                                 -----------------------   June 30,
                                                    2000         1999        2000
                                                 ----------  -----------  -----------
Revenue
  Sales                                          $       --  $     3,082  $   111,226
  Income from related party                              --           --       32,348
                                                 ----------  -----------  -----------
     Total Revenue                                       --        3,082      143,574

Cost of Sales
  Cost of sales                                          --        1,667       81,927
  Write down of carrying value of inventories            --           --      216,186
                                                 ----------  -----------  -----------
     Total Cost of Sales                                 --        1,667      298,113
                                                 ----------  -----------  -----------
Gross Income (Loss)                                      --        1,415     (154,539)

Operating Expenses
  General and administrative expense                478,310      364,052    2,665,545
  Research and development expense                  251,169      463,348    2,649,322
  Stockholders' class action settlement expense          --      170,634      170,634
  Amortization expense                               10,522       10,651       58,222
                                                 ----------  -----------  -----------
     Total Operating Expenses                       740,001    1,008,685    5,543,723
                                                 ----------  -----------  -----------
Operating Loss                                     (740,001)  (1,007,270)  (5,698,262)

Other Income (Expense)
  Interest income                                       982        1,090       22,227
  Interest expense                                   (1,237)      (2,128)     (22,685)
                                                 ----------  -----------  -----------
     Net Other Income and (Expense)                    (255)      (1,038)        (458)
                                                 ----------  -----------  -----------
Net Loss                                         $ (740,256) $(1,008,308) $(5,698,720)
                                                 ==========  ===========  ===========
Basic and Diluted Loss Per Share                 $    (0.04) $     (0.06) $     (0.38)
                                                 ==========  ===========  ===========
Common and Preferred Shares Used In
  Per Share Calculation                          16,581,840   16,546,361   14,889,728
                                                 ==========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                Preferred Stock        Common Stock                       During
                                            ----------------------  ----------------------    Stock    Development
                                              Shares     Amount        Shares     Amount      Rights      Stage
                                            ----------  ----------  ----------  ----------  ----------  ----------
Balance - September 26, 1986                         -  $        -           -  $        -           -  $        -

Stock issued for cash
  September 1986 - $0.002 per share                  -           -   5,100,000      11,546           -           -
  September 1988 (Net $38,702 of
   offering costs) - $0.32 per share                 -           -     213,065      67,964           -           -
  December 1988 (Net $6,059 of
   offering costs) - $0.32 per share                 -           -      33,358      10,641           -           -
  March 1989 (Net $4,944 of
   offering costs) - $0.32 per share                 -           -      27,216       8,681           -           -
  June 1989 (Net $6,804 of offering
   costs) $0.32 per share                            -           -      37,461      11,950           -           -
Stock issued for services
  September 1986 - $0.002 per share                  -           -     300,000         679           -           -
  June 1989 - $0.32 per share                        -           -       5,000       1,595           -           -
Net loss for the period from September 26,
  1986 through June 30, 1990                         -           -           -           -           -     (192,978)
                                            ----------  ----------  ----------  ----------  -----------  ----------
Balance - June 30, 1990                              -           -   5,716,100     113,056           -     (192,978)

Stock issued as part of reorganization
  Various dates - $0.02 per share            1,000,000     292,786   6,000,000     175,672           -            -
Stock issued for cash
  January 1994 - $0.40 per share                     -           -      59,856      23,942           -            -
  May 1994 - $0.20 per share                         -           -     137,500      27,500           -            -
  January 1996 - $3.86 per share (Net
   of $24,387 of deferred offering costs)            -           -     179,500     693,613           -            -
  November 1997 - $1.43 per share                    -           -      35,000      50,000           -            -
  May 1998 - $1.20 per share                         -           -     250,000     300,000           -            -
 Stock issued for services
  April 1991 - $0.10 per share                       -           -     300,000      30,000           -            -
  January 1995 - $1.00 per share                     -           -     100,000     100,000           -            -
  May 1997 - $4.13 per share                         -           -      14,000      57,750           -            -
  June 1997 - $2.94 per share                        -           -       5,000      14,690           -            -
  December 1997 - $1.13 per share                    -           -       6,000       6,750           -            -
Stock issued to satisfy liabilities
  June 1991 - $0.03 per share                        -           -   2,700,000      78,101           -            -
  Grant of stock rights
     May 1994 - $0.50 per share                      -           -           -       6,750      13,500            -
     June 1995 - $3.00 per share                     -           -           -      95,283      31,761            -
     August 1995 - $5.00 per share                   -           -           -      25,000       5,000            -
Stock rights exercised
  May 1997                                           -           -      36,761           -     (36,761)           -
  June 1997                                          -           -      13,500           -     (13,500)           -
Purchase and retirement of treasury stock
  December 1991 - $0.49 per share                    -           -      (5,000)     (2,425)          -            -
  December 1992 - $0.49 per share                    -           -      (1,856)       (900)          -            -
Contributed capital - cash and settlement
  of liability, no shares issued                     -           -           -   2,465,957           -            -
Net loss for the period from July 1, 1990
 through June 30, 1998                               -           -           -           -           -   (3,757,178)
                                            ----------  ----------  ----------  ----------  ----------  -----------
Balance - June 30, 1998                      1,000,000     292,786  15,546,361   4,260,739           -   (3,950,156)
                                            ----------  ----------  ----------  ----------  ----------  -----------
Contributed capital - cash, no shares
 issued                                              -           -           -   1,087,456           -            -
Net loss                                             -           -           -           -           -   (1,008,308)
                                            ----------  ----------  ----------  ----------  ----------  -----------
Balance - June 30, 1999                      1,000,000     292,786  15,546,361   5,348,195           -   (4,958,464)

Stock issued for cash
  October 1999 - $2.00                               -           -      50,000     100,000           -            -
Contributed capital - no shares issued               -           -           -     919,530           -            -
Net loss                                             -           -           -           -           -     (740,256)
                                            ----------  ----------  ----------  ----------  ----------  -----------
Balance - June 30, 2000                      1,000,000  $  292,786  15,596,361  $6,367,725  $        -  $(5,698,720)
                                            ==========  ==========  ==========  ==========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                                         Cumulative
                                                                       For the Period
                                                                        September 26,
                                                                       1986 (Inception)
                                                  For the Years Ended      Through
                                                 -----------------------   June 30,
                                                    2000         1999        2000
                                                 ----------  -----------  -----------
Cash Flows From Operating Activities
  Net loss                                       $ (740,256) $(1,008,308) $(5,698,720)
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Amortization                                    10,522       10,651       58,222
     Depreciation                                    31,586       35,191      176,621
     Stock based compensation                             -            -      338,497
  Change in assets and liabilities:
     Prepaid expenses                                     -        2,241            -
     Accounts payable                                55,708       52,314      120,987
     Accrued liabilities                             60,971       17,279       82,877
                                                 ----------  -----------  -----------
  Net Cash Used By Operating Activities            (581,469)    (890,632)  (4,921,516)

Cash Flows From Investing Activities
  Purchase of property, equipment and deposits       (6,000)      (1,180)    (196,384)
  Purchase of rights to technology                  (43,944)     (25,940)    (347,572)
  Organization costs                                      -            -       (1,880)
  Proceeds from capital lease receivable             21,852       22,368       44,220
  Cash loaned to related party                     (364,987)    (322,392)    (872,304)
  Repayment of cash loaned to related party               -       53,254       53,254
                                                 ----------  -----------  -----------
  Net Cash Used By Investing Activities            (393,079)    (273,890)  (1,320,666)

Cash Flows From Financing Activities
  Proceeds from issuance of common stock            100,000            -    1,362,346
  Cash from controlling shareholder                 919,530    1,087,456    4,941,401
  Payments for treasury stock                             -            -       (3,325)
  Payments for stock offering costs                       -            -      (56,509)
  Change in Bank Overdraft                           (7,084)       7,084            -
  Proceeds from net borrowings from related party         -            -       78,101
  Payments on note payable and obligation
    under capital leases                            (28,983)     (22,048)     (70,917)
                                                 ----------  -----------  -----------
  Net Cash Provided By Financing Activities         983,463    1,072,492    6,251,097
                                                 ----------  -----------  -----------
Net Increase (Decrease) In Cash and
   Cash Equivalents                                   8,915      (92,030)       8,915

Cash and Cash Equivalents at Beginning
   of Period                                              -       92,030            -
                                                 ----------  -----------  -----------
Cash and Cash Equivalents at End of Period       $    8,915  $         -  $     8,915
                                                 ==========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Basis of Presentation -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 2000 and 1999, the Company incurred net losses of $740,256 and $1,008,308, respectively.
As of June 30, 2000, the Company's losses accumulated from inception totaled $5,698,720. The Company had a working capital deficit of $199,373 at June 30, 2000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

     Inventory -- Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method.

     Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2000 and 1999 was $31,586 and $35,191, respectively.

     Advertising Costs -- Advertising costs are expensed when incurred. Advertising expense, was $27,455 and $66 for the years ended June 30, 2000 and June 30, 1999, respectively.

     Patents -- The Company's policy on recording patent costs is to capitalize legal fees incurred in obtaining patents and franchises in the United States and other countries. Costs to develop the technology were recognized as research and development and expensed by the Company when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life. Amortization expense for the years ended June 30, 2000 and 1999 was $10,522 and $10,651, respectively.

     Impairment -- The Company records impairment losses on property and equipment, investment in direct financing leases and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Revenue Recognition -- Sales are recognized upon delivery and acceptance.

     Research and Development -- Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of both the Automated Fingerprint Identification Machine technology and the Digital Wave Modulation technology. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $251,169 and $463,348 for the fiscal years ended June 30, 2000, and 1999, respectively.

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

     Basic and Diluted Loss Per Common and Preferred Share -- Loss per common and preferred share is computed by dividing net loss available to common and preferred stockholders by the weighted-average number of common and preferred shares outstanding during the period. The preferred shares outstanding are included because, as further discussed in Note 2, the preferred shares have 10 to1 voting rights and are considered a common stock equivalent. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation.

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

     During the years ended June 30, 2000 and 1999, Mr. Johnson advanced the Company $919,530 and $1,087,456, respectively, which has been accounted for as contributed capital.

NOTE 3--RELATED PARTY TRANSACTIONS

     As of June 30, 2000 and 1999, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $364,987 and $322,392, respectively. U-Check repaid $0 and $53,254 during the year ended June 30, 2000 and 1999 resulting in a balance of $819,050 as of June 30, 2000. These receivables consist of construction and labor costs paid for by IAS on behalf of U_Check. Also, as discussed in Note 5, U-Check subleased various equipment used in the grocery store from the Company. U-Check is a self check out grocery store located in Salem, Utah. U-Check is acting as a beta site for the Company which is testing the commercial feasability of some of the Company's technology. U-Check is using the Company's technology relating to the self checkout system and fingerprint identification.

     See Note 2 for various advances during the period ended June 30, 2000 and 1999 from Mr. Johnson.

NOTE 4--NOTES PAYABLE

     Notes payable at June 30, 2000, consisted of the following:

          Notes payable to a leasing company; bearing
            interest at 10%; secured by mobile office;
            due April 2001                                    4,424
                                                           --------
          Total                                            $  4,424
          Less: Current portion                              (4,424)
                                                           --------
          Net Long-Term Debt                               $      0
                                                           ========

NOTE 5--OBLIGATION UNDER CAPITAL LEASES/NET INVESTMENT IN DIRECT
FINANCING LEASES

     In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership (U-Check, Inc.) under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2000:

     Year Ending June 30,
           2001                                    $  41,689
           2002                                       38,959
           2003                                       35,712
                                                   ---------
     Total Minimum Lease Payments                    116,360
     Less: amount representing interest               26,397
                                                   ---------
     Present: value of net minimum lease payments     89,963
     Less current: portion                           (27,118)
                                                   ---------
     Obligation Under Capital Leases - Long-Term   $  62,845
                                                   =========

     At June 30, 2000, the Company has an investment in direct financing leases totaling $89,963. The following is a schedule by years of future minimum lease proceeds from the related party company:

     Year Ending June 30,
           2001                                            $  41,689
           2002                                               38,959
           2003                                               35,712
                                                           ---------
     Total Minimum Lease Payments Receivable                 116,360
       Less: amount representing interest                    (26,397)
                                                           ---------
       Present value of net minimum lease proceeds            89,963
       Less: current portion                                 (27,118)
                                                           ---------
       Investment in Direct Financing Leases - Long Term   $  62,845
                                                           =========
NOTE 6--INCOME TAXES

     The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2000 and 1999. The following presents the components of the net deferred tax asset at June 30, 2000:

               Operating loss carryforwards                $ 248,658
               Accumulated depreciation/amortization           3,910
                                                           ---------
               Net Deferred Tax Assets Before Valuation
                 Allowance                                   252,568

               Less: Valuation Allowance                    (252,568)
                                                           ---------
               Net Deferred Tax Asset                      $       -
                                                           =========

     The valuation allowance decreased $97,069 and $29,555 during the years ended June 30, 2000 and 1999, respectively. The Company has net operating loss carryforwards of $666,244 that expire, if unused, in years 2002 through 2020.

     The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2000 and 1999:

                                                        June 30,
                                                 ----------------------
                                                   2000        1999
                                                 ----------  ----------
     Income tax benefit at statutory rate (34%)  $ (235,800) $ (342,825)
     Deferred tax valuation allowance change        (97,069)    (29,555)
     Non deductible expenses/taxable income         355,755     405,654
     State taxes net of federal benefit             (22,886)    (33,274)
     Effect of change in tax rates                        -           -
                                                 ----------  ----------
     Provision for Income Taxes                  $        -  $        -
                                                 ==========  ==========

NOTE 7--OPERATING LEASES

     The Company leased buildings and office equipment under month-to-month lease agreements. These leases were accounted for as operating leases. These leases were terminated during the year ended June 30, 2000.

     Rental expense during the years ended June 30, 2000 and 1999 was $7,400 and $18,997, respectively.

NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION

          During the years ended June 30, 2000 and 1999, the Company paid $1,237 and $ 2,128 in interest.

     During the year ended June 30, 1999, the Company acquired a modular office by issuing a note for $11,764.

NOTE 9--CONTINGENCY

     On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company and its principles that occurred between June 1995 and June 1996. This figure is believed to be in excess of $3,000,000. The SEC is also seeking the imposition of fines and attorney's fees. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements, and the possible effect the action will have on future financial statements is unknown.

NOTE 10-SUBSEQUENT STOCK ISSUANCES (Unaudited)

     Preferred Stock - In July 2000, the Company issued to certain Employees/Directors 2,000,000 shares of preferred stock in leu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

     In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued 300,000 shares of preferred stock which has no value. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

     In connection with the employment agreements, the Company issued 300,000 shares of convertible preferred stock. Each preferred share has equal dividend rights to the common shares, has no dividend requirements, has no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share of the convertible preferred stock is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of a stock option. See below for the Company's accounting policy for the issuance of stock options.

     Common Stock - In August 2000, the Company issued 400,000 shares of common stock to an attorney for prior fees of $55,629 and $844,371 as a retainer against future services. The Common shares had a fair value of $900,000 or $2.25 per share on the date of issuance.

     In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued; 250,000 shares of common stock valued at $562,500 or $2.25 per share.

     In August 2000, the Company issued 5,000 shares of common stock for services rendered valued at $11,250 or $2.25 per share.

     Options - In August 2000, as part of employment agreements, the Company issued options to purchase 1,000,000 shares of common stock. These options are exercisable at $3.00 per share, vest 100,000 shares per year over a ten year period and expire ten years from the date of issuance.

     The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value. There will be no compensation expense recognized for the options under APB 25.