Form 10QSB
period 2000-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2000-11-14
CIK 820380

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000

Commission File Number 33-16531-D

                INTERNATIONAL AUTOMATED SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)


               UTAH                  87-0447580
        (State or other jurisdiction of                  (IRS Employer
          incorporation or organization            Identification No.)

                           326 North SR 198
                          Salem, Utah  84653
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

As of November 10, 2000 Registrant had 16,251,361 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.
PART I

ITEM I - FINANCIAL STATEMENTS


                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEETS




                                ASSETS
                                               September 30,        June 30,
                                                        2000            2000
                                                  ----------     -----------
                                                  (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                    $    3,724     $     8,915
     Net investment in direct financing leases -
        related party - current portion               23,814          27,118
                                                  ----------     -----------

      TOTAL CURRENT ASSETS                            27,538          36,033
                                                  ----------     -----------
PROPERTY AND EQUIPMENT
     Computer and electronic equipment               148,864         148,864
     Furniture and fixtures                           20,982          20,982
     Automobiles                                      21,657          21,657
     Mobile office                                    11,764          11,764
     Leasehold improvements                           18,238          18,238
                                                  ----------     -----------
      TOTAL PROPERTY AND EQUIPMENT                   221,505         221,505
     Accumulated depreciation                       (181,918)       (176,621)
                                                  ----------     -----------

      NET PROPERTY AND EQUIPMENT                      39,587          44,884
                                                  ----------     -----------

OTHER ASSETS
     Related party receivable                        957,241         819,050
     Net investment in direct financing
       leases - related party                         60,291          62,845
     Patents, net of accumulated
       amortization of $58,989                       288,583         291,230
     Prepaid Legal Fees                              844,371               -
     Deposits                                          6,000           6,000
                                                  ----------     ------------
      TOTAL OTHER ASSETS                           2,156,486        1,179,125
                                                  ----------     ------------

TOTAL ASSETS                                      $ 2,223,611    $  1,260,042
                                                  ===========    ============

See the accompanying notes to the condensed financial statements.

                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED BALANCE SHEETS (CONTINUED)

                                               September 30,        June 30,
                                                        2000            2000
                                                  ----------     -----------
                                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             $   56,446     $   120,987
     Current portion of long term debt                 3,023           4,424
     Accrued payroll expenses                         90,612          82,877
     Obligation under capital leases -
       current portion                                23,814          27,118
                                                  ----------     -----------

      TOTAL CURRENT LIABILITIES                      173,895         235,406
                                                  ----------     -----------
LONG TERM LIABILITIES
     Obligation under capital leases - long term      60,291          62,845
                                                  ----------     -----------

TOTAL LIABILITIES                                    234,186         298,251
                                                  ----------     -----------

STOCKHOLDERS' EQUITY
     Preferred stock, Class A, no par value,
       4,400,000 shares authorized, 3,300,000
       and 1,000,000 shares issued and
       outstanding, respectively                     294,786         292,786
     Preferred stock, Class B, no par value,
      600,000 shares authorized, 600,000
      shares issued and outstanding,
      respectively                                         -               -
     Common stock, no par value, 45,000,000
       shares authorized, 16,251,361 and
       15,596,361shares issued
       and outstanding , respectively              8,069,365       6,367,725
     Deficit accumulated during the
       development stage                          (6,374,726)     (5,698,720)
                                                  ----------     -----------

          TOTAL STOCKHOLDERS' EQUITY               1,989,425         961,791
                                                  ----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,223,611     $1,260,042
                                                  ==========     ==========

See the accompanying notes to the condensed financial statements.

                          INTERNATIONAL AUTOMATED SYSTEMS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                                                 For the Period
                                                                 (September 26,
                                          For the Three Months            1986)
                                           Ended September 30,          Through
                                      --------------------------- September 30,
                                               2000           1999         2000
                                      ------------   ------------  ------------

      REVENUE
        Sales                          $         -    $         -   $   111,226
        Income from related party                -              -        32,348
                                       -----------    -----------   -----------

           TOTAL REVENUE                         -              -       143,574
                                       -----------    -----------   -----------

      COST OF SALES
          Cost of sales                          -          5,740        81,927
          Write down of carrying
            value of inventories of
            $108,093 during 1998 and
            1997                                 -              -       216,186
                                       -----------    -----------   -----------

      TOTAL COST OF SALES                        -          5,740       298,113
                                       -----------    -----------   -----------


      GROSS PROFIT (LOSS)                        -         (5,740)    (154,539)
                                       -----------    -----------   ----------
      OPERATING EXPENSES

          General and administrative       614,881         51,635     3,280,426
          Research and development
            expense                         58,211        124,291     2,707,533
          Amortization expense               2,647          1,184        60,869
          Stockholder class action
            settlement expense                   -              -       170,634
                                       -----------    -----------   -----------

           TOTAL OPERATING  EXPENSES       675,739        177,110     6,219,462
                                       -----------    -----------   -----------

      OTHER INCOME AND (EXPENSE)
          Other income                           -              -            -
          Interest income                        -             46       22,227
          Interest expense                    (267)          (323)     (22,952)
                                       -----------    -----------   ----------

           NET OTHER INCOME (EXPENSE)         (267)          (277)        (725)
                                       -----------    -----------  -----------
      NET LOSS                         $  (676,006)   $  (183,127) $(6,374,726)

      BASIC AND DILUTED LOSS PER SHARE $     (0.04)   $     (0.01) $     (0.43)
                                       ===========    ===========   ===========

      COMMON AND PREFERRED SHARES USED
        IN PER SHARE CALCULATION        18,729,658     16,546,361    14,955,651
                                       ===========    ===========   ===========
See the accompanying notes to the condensed financial statements.

                          INTERNATIONAL AUTOMATED SYSTEMS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                 For the Period
                                                                 (September 26,
                                          For the Three Months            1986)
                                           Ended September 30,         Through
                                      --------------------------- September 30,
                                               2000          1999         2000
                                      ------------   ------------  ------------



CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $  (676,006)   $  (183,127) $(6,374,726)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Amortization                           2,647          1,184       60,869
      Depreciation                           5,297          8,221      181,918
      Stock based compensation             575,750              -      914,247
    Change in assets and liabilities:
      Prepaid expenses                           -           (400)           -
      Accounts payable                      (8,912)         7,575      112,075
      Accrued liabilities                     7,735        41,908       90,612
                                       ------------   -----------   ----------
      NET CASH USED BY OPERATING
        ACTIVITIES                          (93,489)     (124,639)  (5,015,005)
                                       ------------   -----------   ----------

      CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and
          equipment                               -        (3,114)    (196,384)
         Purchase of rights to
           technology                             -           400     (347,572)
         Organization costs                       -             -       (1,880)
         Net cash loaned to related party  (138,191)     (115,497)  (1,010,495)
         Proceeds from capital lease
           receivable                             -         3,082       44,220
         Repayment of cash loaned to related
           party                                  -             -       53,254
                                       ------------   -----------   ----------

          NET CASH USED BY INVESTING
            ACTIVITIES                     (138,191)     (115,129)  (1,458,857)

      CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of
           common stock                           -             -    1,362,346
         Cash from controlling shareholder  227,890       261,400    5,169,291
         Payments for treasury stock              -             -       (3,325)
         Payments for stock offering costs        -             -      (56,509)
         Increase (decrease) in bank
           overdraft                              -        (7,084)           -
         Proceeds from net borrowings
           from related party                     -             -       78,101
         Payments on note payable and
           obligations under capital
           lease                             (1,401)       (5,537)     (72,318)
                                       ------------   -----------   ----------

          NET CASH PROVIDED BY
            FINANCING ACTIVITIES            226,489       248,779    6,477,586
                                       ------------   -----------   ----------



NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       (5,191)        9,011        3,724

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                   8,915             -            -
                                       ------------   ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                               $      3,724   $      9,011  $     3,724
                                       ============   ============  ===========

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Paid for Interest               $        267   $        232  $    22,952

  Value of common stock issued
  for current and future legal fees    $    900,000   $          -  $         -


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

             The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2001.

      NOTE 2--RELATED PARTY TRANSACTIONS

             For the three months ending September 30, 2000 and 1999, the controlling shareholder, Neldon Johnson, contributed $227,890 and $205,000 for research as additional paid-in capital, respectively. No additional preferred or common stock was issued.

              As of June 30, 2000, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $819,000. For the three months ended September 30, 2000, the Company has advanced this same corporation an additional $138,191, resulting in a balance due of $957,241. These receivables consist of construction and labor costs paid for by the Company on behalf of U-Check. No terms for repayment have been established.



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

      NOTE 4--BUSINESS CONDITION

             The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three month periods ended September 30, 2000 and 1999, the Company incurred net losses of $676,006 and $183,127, respectively. As of September 30, 2000, the Company's losses accumulated from inception totaled $6,374,726. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.


      NOTE 5 -EQUITY


              SERIES A  PREFERRED STOCK- In July 2000, the
      Company issued to certain Employees /Directors 2,000,000 shares of preferred stock in leu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

             In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued 300,000 shares of preferred stock. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares. Due to the shares having only voting rights, the shares are deemed to have been issued with no value.;

             SERIES B PREFERRED STOCK- In connection with the employment agreements, the Company issued 300,000 shares of convertible preferred stock. Each preferred share has equal dividend rights to the common shares, has no dividend requirements, has no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share of the convertible preferred stock is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of a stock option. See below for the Company's accounting policy for the issuance of stock options.

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

             OPTIONS - In August 2000, as part of employment agreements, the Company issued options to purchase 1,000,000 shares of common stock. These options are exercisable at $3.00 per share, vest 100,000 shares per year over a ten year period and expire ten years from the date of issuance. The exercise price of $3.00 per share was greater than the market value of the shares on the date of issuance. Accordingly, no compensation expense will be recognized for the options.

             The Company accounts for its stock issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value. There will be no compensation expense recognized for the options under APB 25.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources. As of September 30, 2000, Registrant had cash of $3,724 compared to cash of $8,915 as of June 30, 2000. Cash decreased because of continued financial obligations by the Company. As of September, 2000, total current assets were $27,538 and total assets were $2,223,611 compared to total current assets $36,033 and total assets $1,260,042 as of June 30, 2000.

As of September 30, 2000, Registrant had total liabilities of $234,186 and shareholders' equity of $1,989,425 as compared to total liabilities of $298,251 and shareholders' equity of $961,791 as of June 30, 2000. The deficit accumulated during the development stage was $6,374,726 as of September 30, 2000, compared to $5,698,720 as of June 30, 2000. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continuing operating losses. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of September 30, 2000, the ratio of current assets to current liabilities was approximately .16 to one.

Results of Operations. For the quarter ended September 30, 2000 registrant had total revenues of $0 compared to total revenues to $0 for the same period a year earlier. For the quarter ended September 30, 2000, registrant had total operating expenses of $675,739 compared to expenses of $177,110 during the same quarter of a year earlier. As of September 30, 2000, cost of sales was $0 as compared to cost of sales of $5,740 during the same quarter a year earlier. For the quarter registrant had a net loss of $676,006 compared to a net loss of $183,127 for the same quarter a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses. For the quarter, the net loss per share was $(0.04) compared to $(0.01) for the same quarter a year earlier. For the quarter ended September 30, 2000, general and administrative expenses were $614,881 compared to $51,635 and research and development expenses were $58,211 compared to $124,291 a year earlier.


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


Part II
Item 1. Legal Proceedings

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

The Company has filed a civil action complaint in the United States District Court for the District of Utah Central Division against Optimal Robotics Corp. and PSC, Inc. alleging patent infringement arising under the patent laws of the United States, and more specifically, under Title 35,U.S.C. Sections 271, 281, 283, 284 and
285. Discovery is presently in progress.

The Company has filed a civil action complaint in the United States District Court for the district of Utah Central division against The Kroger Company alleging patent infringement arising under the patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C., section 271, 281, 283, 284, and 285.

Item 2. Changes in Securities

Common Stock- In August 2000, the Company issued 400,000 shares of common stock to an attorney for prior fees and as a retainer against future services.

In August 2000, the Company entered into employment agreements with certain key employees. In connection with these agreements, the Company issued 250,000 shares.

In August 2000, the Company issued 5,000 shares of common stock for services rendered.

Preferred Stock- In July 2000, the Company issued to key Employees/ Directors 2,000,000 shares of preferred stock in leu of a bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

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


Date:  November 13, 2000

                                     International Automated
Systems, Inc.

                                     By: \s\ Neldon Johnson
                                     ----------------------------


                                     Neldon Johnson
                                     President and Chief Executive
                                       Officer