Form 10QSB
period 2000-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2001-02-20
CIK 820380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For Quarterly Period Ended December 31, 2000

               Commission File Number  33-16531-D

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

               UTAH                              87-0447580
   (State or other jurisdiction of             (IRS Employer
   incorporation or organization)           Identification No.)

                       326 North Sr. 198,
                       Salem, Utah   84653
            (Address of principal executive offices)

                         (801) 432-8132
       (Registrant's telephone number including area code)

                         Note Applicable
  (Former name, address, and fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   x        No


As of February 16, 2001, Registrant had 16,061,961 shares of common stock, no par value per share, issued and outstanding.

/PAGE/


              International Automate Systems, Inc.

                        Table of Contents


PART I    FINANCIAL INFORMATION


Item 1    Financial Statements

          Condensed Balance Sheets - December 31, 2000
           (Unaudited) and June 30, 2000

          Condensed Statements of Operations for the Three and Six Months Ended December 31, 2000 and 1999 and for the Cumulative Period September 26, 1986 (Date of Inception) Through December 31, 2000, (Unaudited)

          Condensed Statements of Cash Flows for the Six Months
           Ended December 31, 2000 and 1999 and for the
           Cumulative Period September 26, 1986 (Date of Inception) Through December 31, 2000 (Unaudited)

          Notes To Condensed Financial Statements

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II   OTHER INFORMATION


Item 1    Legal Proceedings

Item 2    Changes in Securities

Item 3    Defaults Upon Senior Securities

Item 4    Submission of Matters to a Vote of Security
            Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

PART I    FINANCIAL INFORMATION

Item 1         Financial Statements

/2/

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)
                    CONDENSED BALANCE SHEETS


                             ASSETS
                                         December 31,      June 30,
                                                2000          2000
                                         -----------    ----------
                                         (Unaudited)

Current Assets
   Cash and cash equivalents             $         -    $    8,915
   Net investment in direct financing
     leases - related party - current
     portion                                  27,347        27,118
                                         -----------    ----------
      Total Current Assets                    27,347        36,033
                                         -----------    ----------
Property and Equipment
   Computer and electronic equipment         149,506       148,864
   Furniture and fixtures                     20,982        20,982
   Automobiles                                21,657        21,657
   Mobile office                              11,764        11,764
   Leasehold improvements                     18,238        18,238
      Total Property and Equipment           222,147       221,505
   Accumulated depreciation                 (184,413)     (174,455)
                                         -----------     ----------
      Net Property and Equipment              37,734         47,050
                                         -----------     ----------
Other Assets
   Related party receivable                1,109,209        819,050
   Net investment in direct financing
     leases - related party                   50,638         62,845
   Patents, net of accumulated
     amortization of $61,636                 312,082        291,230
   Escrow deposit                            126,585              -
   Deposit on land held for future
     construction                             60,000          6,000
                                         -----------     ----------
      Total Other Assets                   1,658,514      1,179,125
                                         -----------     ----------

Total Assets                             $ 1,723,595     $1,262,208
                                         ===========     ==========

See the accompanying notes to the condensed financial statements.

/F-1/


              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)
              CONDENSED BALANCE SHEETS (CONTINUED)

                                           December 31,     June 30,
                                                  2000         2000
                                           -----------   ----------
                                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Funds drawn in excess of cash in bank   $     9,922   $        -
   Accounts payable                            109,634       92,833
   Current portion of long term debt             2,069        4,424
   Accrued payroll expenses                    126,502       82,877
   Obligation under capital leases -
     current portion                            27,347       27,118
                                           -----------   ----------
      Total Current Liabilities                275,474      207,252
                                           -----------   ----------
Long Term Liabilities
   Obligation under capital leases -
     long term                                  50,638       62,845
                                           -----------   ----------

Total Liabilities                              326,112      270,097
                                           -----------   ----------
Stockholders' Equity
   Preferred stock, Class A, no
     par value, 4,400,000 shares
     authorized, 3,300,000 and 1,000,000
     shares issued and outstanding,
     respectively                              294,786      292,786
   Preferred stock, Class B, no par value,
     600,000 shares authorized, 600,000
     shares issued and outstanding,
     respectively                                    -            -
   Common stock, no par value, 45,000,000
     shares authorized, 16,179,961 and
     15,646,361 shares issued and
     outstanding, respectively               7,692,156    6,430,872
   Deficit accumulated during the
     development stage                      (6,589,459)  (5,731,547)
                                           ------------  ----------
         Total Stockholders' Equity           1,397,483     992,111
                                           ------------  ----------

Total Liabilities and Stockholders'
  Equity                                   $  1,723,595  $1,262,208
                                           ============  ==========
/F-2/

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                   CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                                              Cumulative
                                                                          For the Period
                                                                           September 26,
                                                                                    1986
                           For the Three Months       For the Six Months      (Inception)
                             Ended December 31,        Ended December 31,         Through
                          -----------------------   -----------------------   December 31,
                                2000         1999         2000         1999          2000
                          ----------   ----------   ----------   ----------   -----------

Revenue
  Sales                   $        -   $        -   $        -   $        -   $   111,226
  Equipment lease income
    from related party             -            -            -            -        32,348
                          ----------   ----------   ----------   ----------   -----------
     Total Revenue                 -            -            -            -       143,574
                          ----------   ----------   ----------   ----------   -----------

Cost of Sales
  Cost of sales                    -            -            -            -        81,927
  Write down of carrying
    value of inventories           -            -            -            -       216,186
                          ----------   ----------   ----------   ----------   -----------

     Total Cost of Sales           -            -            -            -       298,113
                          ----------   ----------   ----------   ----------   -----------
Gross Profit/(Loss)                -            -            -            -      (154,539)
                          ----------   ----------   ----------   ----------   -----------

Operating Expenses
  General and adminis-
    trative                   93,130      132,802      726,780      184,437     3,425,152
  Research and development
    expense                   66,569       65,952      124,780      195,983     2,774,102
  Amortization expense         2,647        1,184        5,294        2,368        63,516
  Stockholder class action
    settlement expense             -            -            -            -       170,634
                          ----------   ----------   ----------   ----------   -----------

     Total Operating
       Expenses              162,346      199,938      856,854      382,788     6,433,404
                          ----------   ----------   ----------   ----------   -----------

Loss From Operations        (162,346)    (199,938)    (856,854)    (382,788)   (6,587,943)

Other Income and (Expense)
  Interest income                  -            -            -           46        22,227
  Interest expense               (791)       (144)      (1,058)        (467)      (23,743)
                          -----------   ---------   ----------   ----------   -----------

     Net Other Income
       (Expense)                 (791)       (144)      (1,058)        (421)       (1,516)
                          -----------   ---------   ----------   ----------   -----------

Net Loss                  $  (163,137)  $(200,082)  $ (857,912)  $ (383,209)  $(6,589,459)
                          ===========   =========   ==========   ==========   ===========
Basic and Diluted Loss
  Per Share               $     (0.01)  $   (0.01)  $    (0.04)  $    (0.02)
                          ===========   =========   ==========   ==========

Common and Preferred
  Shares Used in
  Per Share Calculation   19,622,161    16,630,057  19,190,523   16,588,438
                          ==========    ==========  ==========   ==========

See the accompanying notes to the condensed financial statements.

/F-3/

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Cumulative
                                                        For the Period
                                                          September 26,
                                                                  1986
                                       For the Six Months   (Inception)
                                       Ended December 31,       Through
                                      --------------------  December 31,
                                           2000       1999         2000
                                      ---------  ---------  -----------
Cash Flows From Operating Activities
 Net loss                             $(857,912) $(383,209) $(6,589,459)
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Amortization                           5,294      2,368       63,516
   Depreciation                           9,958     19,526      184,413
   Stock based compensation             649,000     63,147    1,050,644
 Change in assets and liabilities:
   Prepaid expenses                           -       (400)           -
   Accounts payable                      16,801      5,536      109,634
   Accrued liabilities                   43,625     49,240      126,502
                                      ---------  ---------  -----------

   Net Cash Used By Operating
     Activities                        (133,234)  (243,792)  (5,054,750)
                                      ---------  ---------  -----------
Cash Flows From Investing Activities
 Purchase of property and equipment        (642)    (3,509)    (197,026)
 Purchase of rights to technology       (26,146)       103     (373,718)
      Organization costs                      -          -       (1,880)
 Net cash loaned to related party      (290,159)  (226,559)  (1,162,463)
 Proceeds from capital lease
   receivable                                 -     12,419       44,220
 Repayment of cash loaned to related
   party                                      -          -       53,254
                                      ---------  ---------  -----------
   Net Cash Used By Investing
     Activities                        (316,947)  (217,546) (1,637,613)
                                      ---------  ---------  ----------
Cash Flows From Financing Activities
 Proceeds from issuance of common
   stock                                 32,000          -   1,394,346
 Cash from controlling shareholder      401,699     491,716  5,343,100
 Payments for treasury stock                  -           -     (3,325)
 Payments for stock offering costs            -           -    (56,509)
 Increase (decrease) in bank overdraft    9,922      (7,084)     9,922
 Proceeds from net borrowings from
   related party                              -           -     78,101
 Payments on note payable and
   obligations under capital lease       (2,355)    (16,851)   (73,272)
                                      ---------  ----------  ---------

   Net Cash Provided By Financing
     Activities                         441,266     467,781  6,692,363
                                      ---------  ----------  ---------
Net Increase (Decrease) In Cash
  and Cash Equivalents                   (8,915)      6,443          -

Cash and Cash Equivalents at
  Beginning of Period                     8,915           -          -
                                      ---------  ----------  ---------
Cash and Cash Equivalents at
  End of Period                       $       -  $    6,443  $       -
                                      =========  ==========  =========

Supplemental Cash Flow Information
 Cash Paid for Interest               $   1,058  $      467
 Value of common stock held in escrow   126,585           -
 Value of stock issued for deposits on
   land held for future construction     54,000           -

See the accompanying notes to the condensed financial statements.

/F-4/

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

NOTE 2--RELATED PARTY TRANSACTIONS

     For the six months ending December 31, 2000 and 1999, the controlling shareholder, Neldon Johnson, contributed $401,699 and $491,716 for research as additional paid-in capital, respectively. No additional preferred or common stock was issued.

          As of June 30, 2000, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $819,050. For the six months ended December 31, 2000, the Company has advanced this same corporation an additional $290,159, resulting in a balance due of $1,109,209. These receivables consist of construction, labor costs and operating costs paid for by the Company on behalf of U-Check. No terms for repayment have been established.

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

/F-5/


NOTE 4--BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six month periods ended December 31, 2000 and 1999, the Company incurred net losses of $857,912 and $383,209, respectively. As of December 31, 2000, the Company's losses accumulated from inception totaled $6,589,459. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

     In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued 300,000 shares of preferred stock. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares. Due to the shares having only voting rights, the shares are deemed to have been issued with no value.

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

     Common Stock -In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued; 250,000 shares of common stock valued at $562,500 or $2.25 per share.

     In August 2000, the Company issued 18,000 shares of common stock for services rendered valued at $40,500 or $2.25 per share.

/F-6/

     During the six months ended December 31, 2000, the Company placed 500,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's, and the attorney's, discretion. At December 31, 2000, 155,600 shares had been sold for proceeds of $202,585 at prices ranging from $1.00 to$2.00 per share. Of the $202,585 of proceeds, $44,000 was used to cover legal fees, $32,000 was returned to the Company and the remaining $126,585 is being held in escrow.

     In November 2000, the Company agreed to issue 200,000 shares of common stock to an individual who has agreed to guarantee a $3,000,000 loan in connection with a building project. The shares are to be issued in quarterly installments over an 18 month period. The amount of shares will be increased proportionately to the extent that the amount of the loan guaranteed exceeds $3,000,000. At the time of the agreement, the Company issued 50,000 shares to the guarantor. Also, in November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with the building project. On the date of issuance, the 50,000 shares issued to the guarantor and the 10,000 shares issued to the individual for the Sellers Financing Agreement had a fair value of $54,000 or $0.90 per share. The value of the shares has been capitalized as part of the costs of the building project.

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

     The Company accounts for its stock issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("-APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value. There will be no compensation expense recognized for the options under APB 25.

NOTE 6 - PRIOR PERIOD ADJUSTMENT

     The accompanying financial statements for the year ending June 30, 2000 have been adjusted to reflect the issuance of 50,000 common shares valued at $63,147 ($1.27 per share) to an individual in October 1999 for services rendered.
Prior to this adjustment general and administrative and net loss were understated by $63,147.

/F-7/

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward Looking Statements

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

Liquidity and Capital Resources

As of December 31, 2000, Registrant had cash of $0 compared to cash of $8,915 as of June 30, 2000. Cash decreased because of continued financial obligations by the Company. As of December 31, 2000, total current assets were $27,347 and total assets were $1,723,595 compared to total current assets $36,033 and total assets $1,262,208 as of June 30, 2000.

As of December 31, 2000, Registrant had total liabilities of $326,112 and shareholders' equity of $1,397,483 as compared to total liabilities of $270,097 and shareholders' equity of $992,111 as of June 30, 2000. The deficit accumulated during the development stage was $6,589,459 as of December 31, 2000, compared to $5,731,547 as of June 30, 2000. At this time the Company is not generating sufficient funds to sustain its operations. The change in stockholders' equity is attributable primarily to the Company issuing 483,600 shares of common stock and 2,700,000 shares of preferred stock and to continuing operating leases. The Company's operations have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of December 31, 2000, the ratio of current assets to current liabilities was approximately 0.10 to one.

For the six months ended December 31, 2000, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the six months ended December 31, 2000, registrant had total operating expenses of $856,854 compared to expenses of $382,788 during the same six month period for a year earlier. Cost of sales was $0 compared to cost sales of $0 during the six months ended December 31, 2000 and 1999 respectively. For the six months ended December 31, 2000, general and administrative expenses were $726,780 compared to $184,437 and research and development expenses were $124,780 compared to $195,983 a year earlier. For the six months, the Registrant had a net loss of $857,912 compared to a net loss of $383,209 for the same six month period a year earlier. The increase in general and administrative expenses is a result of increased compensation expense for the issuance of 268,000 shares of common stock to employees. For the six months, the net loss per share was $(0.04) compared to $(0.02) for the same six month period a year earlier.

Results of Operations

For the quarter ended December 31, 2000, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended December 31, 2000, registrant had total operating expenses of $162,346 compared to expenses of $199,938 during the same quarter of a year earlier. As of December 31, 2000, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $163,137 compared to a net loss of $200,082 for the same quarter a year earlier. The decrease in net loss is attributable to the decrease in general and administrative expenses. For the quarter, the net loss per share was $(0.01) compared to $(0.01) for the same quarter a year earlier. For the quarter ended December 31, 2000, general and administrative expenses were $93,130 compared to $132,802 and research development expenses were $66,569 compared to $65,952 a year earlier.

Future Business

The Company's ability to continue its activities is dependent on it receiving funds either as loans, advances, or sales of equity. Previously, the major shareholder has provided funds, but there is no formal agreement between the Company and the majority shareholder to continue providing funds in the future. If the Company had to seek funds from another source, there is no assurance that funds would be available at all or on terms acceptable to the Company.

Part II - OTHER INFORMATION

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

The Company has filed a civil action complaint in the United States District Court for the District of Utah Central Division against Optimal Robotics Corp. and PSC, Inc. alleging patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C. Sections 271, 281, 283, 284, and 285.

Item 2.  Changes in Securities

In August 2000, the Company entered into employment agreements with certain key employees. In connection with these agreements, the Company issued 250,000 shares valued at $562,500 or $2.25 per share.

In August 2000, the Company issued 18,000 shares of common stock for services rendered, valued at $40,500 or $2.25 per share.

Preferred Stock - In July 2000, the Company issued to key
Employees/Directors 2,000,000 shares of preferred stock in leu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

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

Options - In August 2000, the Company issued options to purchase 1,000,000 shares of restricted common stock as part of employment agreements. These options are exercisable at $3.00 per share, vest100,000 shares per year over a ten year period, and expire ten years from the date of issuance.

During the six months ended December 31, 2000, the Company placed 500,000 shares of common stock in escrow with an attorney to be sold. As of December 31, 2000, 155,600 shares had been sold at prices ranging from $1 to $2 per share for a total of $202,585. Part of the money was used for legal fees, part was returned to the company, and part remained in an escrow account to be used at the Company's and the attorney's discretion.

In November 2000, the Company agreed to issue 200,000 shares of restricted common stock over an 18 month period to an individual in exchange for a $3,000,000 loan guarantee for a building project. The amount of shares may increase proportionately to the extent the loan guaranteed exceeds $3,000,000. At the time of the agreement, 50,000 shares had been issued by the company.

Also in November 2000, the Company issued 10,000 shares of restricted common stock to an individual for a Sellers Financing
Agreement in connection with the building project.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Matters Submitted to a Vote of the Company's Shareholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2000

                                   International Automated Systems, Inc.


                                   By: \s\ Neldon Johnson
                                   --------------------------------------
                                   Neldon Johnson
                                   President and Chief Executive Officer