Form 10KSB/A
period 2000-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2001-03-06
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-KSB
    			         AMENDMENT NO. 1

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

State the registrant's net revenue (loss) for its most recent
fiscal year:   $(773,083).

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2000, was approximately $12,818,306

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 16, 2001, there were outstanding 16,061,961 shares of registrant's Common stock, no par value per share.

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



Item 2. LEGAL PROCEEDINGS

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

Item 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.


PART II.

Item 4.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                         High                Low

Fiscal 2000

 June 30, 2000                           2.62                2.25
 March 31, 2000                          4.56                4.13
 December 31, 2000                       1.68                1.56
 September 30, 2000                      1.41                1.34

Fiscal 1999

 June 30, 1999                           2.00                1.81
 March 31, 1999                          2.40                2.22
 December 31, 1998                       2.50                1.81
 September 30, 1998                      2.13                1.94


 Fiscal 1998

 June 30, 1998                           5.00                1.38
 March 31, 1998                          3.25                1.41
 December 31, 1997                       4.31                1.00
 September 30, 1997                      4.00                2.25



   The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 2000, the Company had approximately 789 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

   As of June 30, 2000, Registrant had 15,646,361 shares of common stock issued and outstanding. Of these shares approximately 6,194,210 shares were free trading shares. There were approximately 7,484,441 shares of common stock held by non-affiliates of that amount approximately 2,000,420 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act. As of June 30, 2000, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-two shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

 Item 5.  SELECTED FINANCIAL DATA

  See Item 6.

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

                                16
 Results of Operations
 Fiscal year ended June 30, 2000

   Operations during the year ended June 30, 2000, pertained to research and development and other activities. Research and development expenses were $251,169 decreasing by $212,179. General and administrative expenses increased from $364,052 to $511,137 during fiscal 2000. These increases are a result of increased payroll and expenses. During April 1999, U-Check, opened its doors and began operations. Much of the labor to prepare U-Check for its opening and all the labor since its opening was provided by IAS employees. The labor expenses of these employees have been charged to U-Check and are recorded on IAS books as Related party receivables. For fiscal year 2000, total income was $0; cost of sales was $0; operating expenses were $772,828 and other income (expense) was $(255) resulting in a net loss of $(773,083). Net loss decreased $235,225. The majority of this can be attributed to a decrease in research and development expense and not having the stockholders' class action settlement expense. Revenues decreased because of the continuing delays in product development. For fiscal
 2000 the loss per share was $(0.05) compared to $(0.06) for the same period a year earlier.

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

 Liquidity and Capital Resources

   The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing
 programs, and establish any distribution networks.   As of June
 30, 2000, the Company has current assets of $36,033 and total assets of $1,262,208. Current liabilities were $207,252 and total liabilities of $270,097. The ratio of current assets to current liabilities is approximately 0.17. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

 During the six months ended December 31, 2000, the Company placed 500,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At December 31, 2000, 155,600 shares had been sold for proceeds of $202,585 at proceeds ranging from $1.00 to $2.00 per share. Of the $202,585 of proceeds, $44,000 was used to cover legal fees, $32,000 was returned to the Company and the remaining $126,585 is held in escrow.

 In August 2000, the company entered into employment agreements with certain key employees. In connection with these agreements, the company issued 50,000 shares of common stock per employee for a total of 250,000 shares, valued at $562,500 or $2.25 per share.

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

Also, in November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with the building project. On the date of issuance, the 50,000 shares issued to the guarantor and the 10,000 shares issued to the individual for the Sellers Financing Agreement had a fair value of $54,000 of $0.90 per share. The value of the shares has been capitalized as part of the costs of the building project.

 Preferred Stock - In July 2000, the Company issued to key Employees/ Directors 2,000,000 shares of preferred stock in lieu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

 In August 2000, the Company issued 300,000 shares of preferred stock, which has no value, as part of an employment agreement with certain employees. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

 In August 2000, the Company issued 300,000 shares of convertible preferred shares to certain key employees as part of an employment agreement. Each preferred share has equal dividend rights to the common shares, have no dividend requirements, and have no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares.
 Each share can be converted to two options to purchase common stock at $3.00 per share.

 Options - In August 2000, the Company issued options to purchase 1,000,000 shares of restricted common stock over a ten year period at $3.00 per share as part of employment agreements. These options vest 100,000 shares per year over a ten year period and expire ten years from the date of issuance.

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

 Employment Agreements

 The Company has an employment agreement or contract with the key employees for a period of five years. Each employee will continue to receive an annual salary which will be reviewed annually. As part of the employment agreement each employee has received restricted common and preferred shares of stock and options to be purchased at $3.00 per share. Each employee has signed a non-disclosure agreement with the Company.

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
                         =========         ====


 (1) Based on 15,646,361 shares of common stock issued and outstanding, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 37 per cent, LaGrand Johnson 24 percent, and Randale Johnson 24 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.


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

                               INTERNATIONAL AUTOMATED SYSTEMS, INC.


                               /S/ Neldon Johnson
                               ---------------------------------------
                               NELDON JOHNSON
                               Title:  President, Chief Executive Officer,
                                and Chief Financial Officer (Principal
                                Executive and Financial Officer)



                               Date:  March 5, 2001
                               ---------------------------------------


                               DIRECTORS



                                /S/ Neldon Johnson
                               -------------------------------------
                               NELDON JOHNSON
                               Title:  Director

                               Date:  March 5, 2001
                               -------------------------------------




                                /S/  Randale Johnson
                               -------------------------------------
                               RANDALE P. JOHNSON
                               Title:  Director

                               Date:  March 5, 2001
                               -------------------------------------


                                /S/  LaGrand Johnson
                               -------------------------------------
                               LAGRAND T. JOHNSON
                               Title:  Director

                               Date:  March 5, 2001
                               -------------------------------------


                                /S/  Christopher J. Taylor
                               --------------------------------------
                               CHRISTOPHER J. TAYLOR
                               Title: Director

                               Date:  March 5, 2001
                               -------------------------------------


                                /S/  S. Curtis Snow
                               --------------------------------------
                               S. CURTIS SNOW
                               Title:  Director

                               Date:  March 5, 2001
                               --------------------------------------

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

                                   /s/ Hansen, Barnett & Maxwell
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 7, 2000, except for Note 10, as to which the date is February 16, 2001

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          JUNE 30, 2000


                             ASSETS

Current Assets
   Cash                                                       $     8,915
   Net investment in direct financing leases -
    related party - current portion                                27,118
                                                              -----------
       Total Current Assets                                        36,033
                                                              -----------
Property and Equipment
   Computer and electronic equipment                              148,864
   Furniture and fixtures                                          20,982
   Automobiles                                                     21,657
   Mobil office                                                    11,764
   Leasehold improvements                                          18,238
       Total Property and Equipment                               221,505
   Accumulated depreciation                                      (174,455)
                                                              -----------
       Net Property and Equipment                                  47,050
                                                              -----------
Other Assets
   Related party receivable                                       819,050
   Net investment in direct financing leases -
    related party - long-term                                      62,845
   Patents, net of accumulated amortization of $56,342            291,230
   Deposits                                                         6,000
                                                              -----------
       Total Other Assets                                       1,179,125
                                                              -----------
Total Assets                                                  $ 1,262,208
                                                              ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                           $    92,833
   Current portion of long-term debt                                4,424
   Obligation under capital leases - current portion               27,118
   Accrued payroll expenses                                        82,877
                                                              -----------
       Total Current Liabilities                                  207,252
                                                              -----------
Long-Term Liabilities - obligation under capital
 leases - long-term                                                62,845
                                                              -----------

Total Liabilities                                                 270,097
                                                              -----------
Stockholders' Equity
   Preferred stock, Class A, no par value,  5,000,000
    shares authorized, 1,000,000 shares issued and
    outstanding                                                   292,786
   Common stock, no par value, 45,000,000 shares
    authorized, 15,646,361 shares issued and outstanding        6,430,872
   Deficit accumulated during the development stage            (5,731,547)
                                                              -----------
       Total Stockholders' Equity                                 992,111
                                                              -----------
Total Liabilities and Stockholders' Equity                    $ 1,262,208
                                                              ===========

The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL AUTOMATED SYSTEMS, INC.
                   (A Development Stage Company)
                     STATEMENTS OF OPERATIONS

                                                                      Cumulative
                                                                    For the Period
                                                                  September 26, 1986
                                              For the Years Ended    (Inception)
                                                    June 30,           Through
                                            ------------------------   June 30,
                                               2000          1999        2000
                                            -----------  -----------  -----------
Revenue
  Sales                                     $        --  $     3,082  $   111,226
  Income from related party                          --           --       32,348
                                            -----------  -----------  -----------
     Total Revenue                                   --        3,082      143,574
                                            -----------  -----------  -----------
Cost of Sales
  Cost of sales                                      --        1,667       81,927
  Write down of carrying value
   of inventories                                    --           --      216,186
                                            -----------  -----------  -----------
     Total Cost of Sales                             --        1,667      298,113
                                            -----------  -----------  -----------
Gross Income (Loss)                                  --        1,415     (154,539)

Operating Expenses
  General and administrative expense            511,137      364,052    2,698,372
  Research and development expense              251,169      463,348    2,649,322
  Stockholders' class action
   settlement expense                                --      170,634      170,634
  Amortization expense                           10,522       10,651       58,222
                                            -----------  -----------  -----------
     Total Operating Expenses                   772,828    1,008,685    5,576,550
                                            -----------  -----------  -----------
Operating Loss                                 (772,828)  (1,007,270)  (5,731,089)

Other Income (Expense)
  Interest income                                   982        1,090       22,227
  Interest expense                               (1,237)      (2,128)     (22,685)
                                            -----------  -----------  -----------
     Net Other Income and (Expense)                (255)      (1,038)        (458)
                                            -----------  -----------  -----------
Net Loss                                    $  (773,083) $(1,008,308) $(5,731,547)
                                            ===========  ===========  ===========
Basic and Diluted Loss Per Share            $     (0.05) $     (0.06)
                                            ===========  ===========
Common and Preferred Shares Used In
   Per Share Calculation                     16,617,320   16,546,361
                                            ===========  ===========

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                                                                        Accumulated
                                               Preferred Stock            Common Stock                     During
                                            ----------------------  -----------------------    Stock     Development
                                              Shares      Amount      Shares       Amount      Rights       Stage
                                            ----------  ----------  -----------  ----------  ----------  -----------
Balance - September 26, 1986                         -  $        -            -  $        -           -  $         -

Stock issued for cash
  September 1986 - $0.002 per share                  -           -    5,100,000      11,546           -            -
  September 1988 (Net $38,702 of
   offering costs) - $0.32 per share                 -           -      213,065      67,964           -            -
  December 1988 (Net $6,059 of
   offering costs) - $0.32 per share                 -           -       33,358      10,641           -            -
  March 1989 (Net $4,944 of
   offering costs) - $0.32 per share                 -           -       27,216       8,681           -            -
  June 1989 (Net $6,804 of offering
   costs) $0.32 per share                            -           -       37,461      11,950           -            -
Stock issued for services
  September 1986 - $0.002 per share                  -           -      300,000         679           -            -
  June 1989 - $0.32 per share                        -           -        5,000       1,595
  Net loss for the period from September 26,
   1986 through June 30, 1990                        -           -            -           -           -     (192,978)
                                            ----------  ----------  -----------  ----------  ----------  -----------
Balance - June 30, 1990                              -           -    5,716,100     113,056           -     (192,978)

Stock issued as part of reorganization
  Various dates - $0.02 per share            1,000,000     292,786    6,000,000     175,672           -            -
Stock issued for cash
  January 1994 - $0.40 per share                     -           -       59,856      23,942           -            -
  May 1994 - $0.20 per share                         -           -      137,500      27,500           -            -
  January 1996 - $3.86 per share (Net
   of $24,387 of deferred offering costs)            -           -      179,500     693,613           -            -
  November 1997 - $1.43 per share                    -           -       35,000      50,000           -            -
  May 1998 - $1.20 per share                         -           -      250,000     300,000           -            -
Stock issued for services
  April 1991 - $0.10 per share                       -           -      300,000      30,000           -            -
  January 1995 - $1.00 per share                     -           -      100,000     100,000           -            -
  May 1997 - $4.13 per share                         -           -       14,000      57,750           -            -
  June 1997 - $2.94 per share                        -           -        5,000      14,690           -            -
  December 1997 - $1.13 per share                    -           -        6,000       6,750           -            -
Stock issued to satisfy liabilities
  June 1991 - $0.03 per share                        -           -    2,700,000      78,101           -            -
  Grant of stock rights
     May 1994 - $0.50 per share                      -           -            -       6,750      13,500            -
     June 1995 - $3.00 per share                     -           -            -      95,283      31,761            -
     August 1995 - $5.00 per share                   -           -            -      25,000       5,000            -
Stock rights exercised
  May 1997                                           -           -       36,761           -     (36,761)           -
  June 1997                                          -           -       13,500           -     (13,500)           -
Purchase and retirement of treasury stock
  December 1991 - $0.49 per share                    -           -       (5,000)     (2,425)          -            -
  December 1992 - $0.49 per share                    -           -       (1,856)       (900)          -            -
Contributed capital - cash and settlement
  of liability, no shares issued                     -           -            -   2,465,957           -            -
Net loss for the period from July 1, 1990
 through June 30, 1998                               -           -            -           -           -    (3,757,178)
                                            ----------  ----------  -----------  ----------  ----------  ------------
Balance - June 30, 1998                      1,000,000     292,786   15,546,361   4,260,739           -    (3,950,156)

Contributed capital - cash, no shares
 issued                                              -           -            -   1,087,456           -             -
Net loss                                             -           -            -           -           -    (1,008,308)
                                            ----------  ----------  -----------  ----------  ----------  ------------
Balance - June 30, 1999                      1,000,000     292,786   15,546,361   5,348,195           -    (4,958,464)

Stock issued for services - October
 1999 - $1.26 per share                              -           -       50,000      63,147           -             -
Stock issued for cash
  October 1999 - $2.00 per share                     -           -       50,000     100,000           -             -
Contributed capital - no shares issued               -           -            -     919,530           -             -
Net loss                                             -           -            -           -           -      (773,083)
                                            ----------  ----------  -----------  ----------  ----------  ------------
Balance - June 30, 2000                      1,000,000  $  292,786   15,646,361  $6,430,872  $        -  $ (5,731,547)
                                            ==========  ==========  ===========  ==========  ==========  ============

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                                      Cumulative
                                                                    For the Period
                                                                  September 26, 1986
                                              For the Years Ended    (Inception)
                                                    June 30,           Through
                                            ------------------------   June 30,
                                               2000          1999        2000
                                            -----------  -----------  -----------
Cash Flows From Operating Activities
   Net loss                                 $  (773,083) $(1,008,308) $(5,731,547)
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization                               10,522       10,651       58,222
      Depreciation                               29,420       35,191      174,455
      Stock based compensation                   63,147            -      401,644
   Change in assets and liabilities:
      Prepaid expenses                                -        2,241            -
      Accounts payable                           27,554       52,314       92,833
      Accrued liabilities                        60,971       17,279       82,877
                                            -----------  -----------  -----------
   Net Cash Used By Operating Activities       (581,469)    (890,632)  (4,921,516)

Cash Flows From Investing Activities
   Purchase of property, equipment
    and deposits                                 (6,000)      (1,180)    (196,384)
   Purchase of rights to technology             (43,944)     (25,940)    (347,572)
   Organization costs                                 -            -       (1,880)
   Proceeds from capital lease receivable        21,852       22,368       44,220
   Cash loaned to related party                (364,987)    (322,392)    (872,304)
   Repayment of cash loaned to related party          -       53,254       53,254
                                            -----------  -----------  -----------
   Net Cash Used By Investing Activities       (393,079)    (273,890)  (1,320,666)

Cash Flows From Financing Activities
   Proceeds from issuance of common stock       100,000            -    1,362,346
   Cash from controlling shareholder            919,530    1,087,456    4,941,401
   Payments for treasury stock                        -            -       (3,325)
   Payments for stock offering costs                  -            -      (56,509)
   Change in bank overdraft                      (7,084)       7,084            -
   Proceeds from net borrowings from
    related party                                     -            -       78,101
   Payments on note payable and obligation
     under capital leases                       (28,983)     (22,048)     (70,917)
                                            -----------  -----------  -----------
   Net Cash Provided By Financing Activities    983,463    1,072,492    6,251,097
                                            -----------  -----------  -----------
Net Increase (Decrease) In Cash and
   Cash Equivalents                               8,915      (92,030)       8,915

Cash and Cash Equivalents at Beginning
   of Period                                          -       92,030            -
                                            -----------  -----------  -----------
Cash and Cash Equivalents at End of Period  $     8,915  $         -  $     8,915
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

Basis of Presentation -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 2000 and 1999, the Company incurred net losses of $773,083 and $1,008,308, respectively. As of June 30, 2000, the Company's losses accumulated from inception totaled $5,731,547. The Company had a working capital deficit of $171,219 at June 30, 2000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2000 and 1999 was $29,420 and $35,191, respectively.

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
            due April 2001                      4,424

          Total                               $ 4,424
          Less: Current portion               (4,424)

          Net Long-Term Debt                  $   --

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

     Year Ending June 30,

               2001                                $ 41,689
               2002                                  38,959
               2003                                  35,712
                                                   --------
     Total Minimum Lease Payments                   116,360
     Less: amount representing interest              26,397
                                                   --------
     Present: value of net minimum lease payments    89,963
     Less current: portion                          (27,118)
                                                   --------
     Obligation Under Capital Leases  - Long-Term  $ 62,845
                                                   ========

At June 30, 2000, the Company has an investment in direct financing leases totaling $89,963. The following is a schedule by years of future minimum lease proceeds from the related party company:

     Year Ending June 30,
               2001                                $ 41,689
               2002                                  38,959
               2003                                  35,712
                                                   --------
     Total Minimum Lease Payments Receivable        116,360
       Less: amount representing interest           (26,397)
                                                   --------
       Present value of net minimum lease proceeds   89,963
       Less: current portion                        (27,118)
                                                   --------
       Investment in Direct Financing Leases -
         Long Term                                 $ 62,845
                                                   ========

NOTE 6--INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2000 and 1999. The following presents the components of the net deferred tax asset at June 30, 2000:


           Operating loss carryforwards            $ 279,140
           Accumulated depreciation/amortization       3,102
                                                   ---------
           Net Deferred Tax Assets Before Valuation
             Allowance                               282,242

           Less: Valuation Allowance                (282,242)
                                                   ---------
           Net Deferred Tax Asset                  $       -
                                                   =========

The valuation allowance decreased $67,395 and $29,555 during the years ended June 30, 2000 and 1999, respectively. The Company has net operating loss carryforwards of $748,365 that expire, if unused, in years 2002 through 2020.

The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2000 and 1999:

                                                         June 30,
                                                   ----------------------
                                                      2000       1999
                                                   ----------  ----------
       Income tax benefit at statutory rate (34%)  $ (262,848) $ (342,825)
       Deferred tax valuation allowance change        (67,395)    (29,555)
       Non deductible expenses/taxable income         355,755     405,654
       State taxes net of federal benefit             (25,512)    (33,274)
                                                   ----------  ----------
       Provision for Income Taxes                  $        -  $        -
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

NOTE 10--RESTATEMENT

The accompanying financial statements as of June 30, 2000 and for the year then ended have been restated to reclassify $2,166 of depreciation from accumulated depreciation and general administrative expense; $28,154 of legal accruals from accounts payable and legal expense; and to record the issuance of 50,000 shares of restricted common stock valued at $63,147 or $1.26 per share. As a result of these changes, net loss for the year ended June 30, 2000 increased by $32,827, or $0.00 per share.

NOTE 11--SUBSEQUENT STOCK ISSUANCES (Unaudited)

Series A Preferred Stock - In July 2000, the Company issued to certain Employees/Directors 2,000,000 shares of preferred stock in leu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

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

Series B Preferred Stock - In connection with the employment agreements, the Company issued 300,000 shares of convertible preferred stock. Each preferred share has equal dividend rights to the common shares, has no dividend requirements, has no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share of the convertible preferred stock is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of a stock option. See below for the Company's accounting policy for the issuance of stock options.

Common Stock - In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued; 250,000 shares of common stock valued at $562,500 or $2.25 per share.

In August 2000, the Company issued 18,000 shares of common stock for services rendered valued at $40,500 or $2.25 per share.

During the six months ended December 31, 2000, the Company placed 500,000 shares of common stock is escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's, and the attorney's discretion. At December 31, 2000, 155,600 shares had been sold for proceeds of $202,585 at proceeds ranging from $1.00 to $2.00 per share. Of the $202,585 of proceeds, $44,000 was used to cover legal fees, $32,000 was returned to the Company and the remaining $126,585 is held in escrow.

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

Also, in November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with the building project. On the date of issuance, the 50,000 shares issued to the guarantor and the 10,000 shares issued to the individual for the Sellers Financing Agreement had a fair value of $54,000 of $0.90 per share. The value of the shares has been capitalized as part of the costs of the building project.

Options - In August 2000, as part of employment agreements, the Company issued options to purchase 1,000,000 shares of common stock. These options are exercisable at $3.00 per share, vest

100,000 shares per year over a ten year period and expire ten years from the date of issuance.

The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value. There will be no compensation expense recognized for the options under APB 25.