Form 10QSB/A
period 2000-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2001-03-06
CIK 820380

FORM 10-QSB/A

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 2000

Commission File Number  33-16531-D

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

          UTAH                               87-0447580
  (State or other jurisdiction   (IRS Employer incorporation or organization)
   Identification No.)

                       326 North Sr. 198
                       Salem, Utah   84653
            (Address of principal executive offices)

Registrant's telephone number including area code    (801) 423-8132

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


As of February 16, 2001 Registrant had 16,061,961 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.





PART I

ITEM 1         FINANCIAL STATEMENTS

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)
                    CONDENSED BALANCE SHEETS



                             ASSETS

                                        September 30,    June 30,
                                               2000         2000
                                          ----------   ----------
                                          (Unaudited)
Current Assets
   Cash and cash equivalents              $    3,724   $   8,915
   Net investment in direct financing
      leases -  related party - current
      portion                                 23,814      27,118
                                          ----------   ---------
      Total Current Assets                    27,538      36,033

Property and Equipment
   Computer and electronic equipment         148,864     148,864
   Furniture and fixtures                     20,982      20,982
   Automobiles                                21,657      21,657
   Mobile office                              11,764      11,764
   Leasehold improvements                     18,238      18,238
                                          ----------  ----------
      Total Property and Equipment           221,505     221,505
   Accumulated depreciation                (181,918)    (174,455)
                                          =========   ==========
      Net Property and Equipment              39,587      47,050
                                          ----------  ----------
Other Assets
   Related party receivable                  957,241     819,050
   Net investment in direct financing
   leases - related party                     60,291      62,845
   Patents, net of accumulated
     amortization of $58,989
     and $56,342                             301,230     291,230
   Deposits                                    6,000       6,000
                                          ----------  ----------
      Total Other Assets                   1,324,762   1,179,125
                                          ----------  ----------

Total Assets                              $1,391,887  $1,262,208
                                          ==========  ==========



See the accompanying notes to the condensed financial statements.

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)
              CONDENSED BALANCE SHEETS (CONTINUED)

                                        September 30,    June 30,
                                                2000         2000
                                          ----------   ----------
                                          (Unaudited)


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                        $  83,921   $ 92,833
   Current portion of long term debt           3,023      4,424
   Accrued payroll expenses                   90,612     82,877
   Obligation under capital leases -
     current portion                          23,814     27,118
                                           ---------   ---------
      Total Current Liabilities              201,370    207,252
                                           ---------   --------
Long Term Liabilities
   Obligation under capital leases -
     long term                                60,291     62,845
                                           ---------   --------
Total Liabilities                            261,661    270,097
                                           ---------   --------
Stockholders' Equity
   Preferred stock, Class A, no par value,
   4,400,000 shares authorized, 3,300,000
   and 1,000,000 shares issued and
   outstanding, respectively                 294,786    292,786
   Preferred stock, Class B, no par value,
     600,000 shares authorized, 600,000
     shares issued and outstanding,
     respectively                                  -          -
   Common stock, no par value, 45,000,000
     shares authorized, 15,914,361 and
     15,646,361 shares issued and
     outstanding, respectively             7,261,762   6,430,872
   Deficit accumulated during the
   development stage                      (6,426,322) (5,731,547)
                                          ----------  ----------
       Total Stockholders' Equity          1,130,226     992,111
                                          ----------  ----------
Total Liabilities and Stockholders'
  Equity                                  $1,391,887  $1,262,208
                                          ==========  ==========

See the accompanying notes to the condensed financial statements.

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                                           For the Period
                                                           (September 26,
                                      For the Three Months          1986)
                                      Ended September 30,        Through
                                    ----------------------  September 30,
                                          2000        1999          2000
                                    ---------- -----------  ------------
Revenue
  Sales                             $       -  $        -   $    111,226
  Income from related party                 -           -         32,348
                                    ---------  ----------   ------------
     Total Revenue                          -           -        143,574
                                    ---------  ----------   ------------
Cost of Sales
  Cost of sales                             -        5,740        81,927
  Write down of carrying value of
     inventories of $108,093 during
    1998 and 1997                           -           -        216,186

Total Cost of Sales                         -        5,740       298,113
                                    ---------  -----------   -----------
Gross Profit (Loss)                         -      (5,740)     (154,539)
                                    ---------  ----------    -----------
Operating Expenses
  General and administrative           633,650      51,635     3,332,022
  Research and development
    expense                             58,211     124,291     2,707,533
  Amortization expense                   2,647       1,184        60,869
  Stockholder class action
    settlement expense                       -          -        170,634
                                    ----------  ---------    -----------
     Total Operating  Expenses         694,508     177,110     6,271,058
                                    ----------  ----------   -----------
Other Income and (Expense)
  Other income                               -           -              -
  Interest income                            -          46         22,227
  Interest expense                        (267)       (323)      (22,952)
                                    ----------  ----------   -----------
     Net Other Income   (Expense)         (267)       (277)         (725)
                                    ----------  ----------   -----------
Net Loss                            $ (694,775)  $(183,127)  $(6,426,322)
                                    ==========  ==========

Basic and Diluted Loss Per Share    $    (0.04) $    (0.01)
                                    ==========  ==========
Common and Preferred Shares Used
  in Per Share Calculation          18,754,141  16,546,361


See the accompanying notes to the condensed financial statements.

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                          For the Period
                                                          From Inception
                                                          (September 26,
                                                                   1986)
                                      For the Three Months       Through
                                       Ended September 30,  September 30,
                                      --------------------  ------------
                                           2000       1999          2000
                                      ---------  ---------  ------------
Cash Flows From Operating Activities
 Net loss                             $(694,775) $(183,127) $ (6,426,322)
 Adjustments to reconcile net income
    to net cash provided by
    operating activities:
   Amortization                           2,647      1,184        60,869
   Depreciation                           7,463      8,221       181,918
   Stock based compensation             605,000          -     1,006,644
 Change in assets and liabilities:
   Prepaid expenses                           -       (400)            -
   Accounts payable                      (8,912)     7,575        83,921
   Accrued liabilities                    7,735     41,908        90,612
                                      ---------  ---------  ------------
   Net Cash Used By Operating
    Activities                          (80,842)  (124,639)   (5,002,358)

Cash Flows From Investing Activities
 Purchase of property and equipment           -     (3,114)    (196,384)
 Purchase of rights to technology       (12,647)       400     (360,219)
      Organization costs                      -          -       (1,880)
 Net cash loaned to related party      (138,191)  (115,497)  (1,010,495)
 Proceeds from capital lease
   receivable                                 -      3,082       44,220
 Repayment of cash loaned to related
   party                                      -          -       53,254
                                      ---------  ---------  -----------
   Net Cash Used By Investing
     Activities                        (150,838)  (115,129)  (1,471,504)
                                      ---------  ---------  -----------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock       -          -    1,362,346
 Cash from controlling shareholder      227,890    261,400    5,169,291
 Payments for treasury stock                 -           -      (3,325)
 Payments for stock offering costs           -           -     (56,509)
 Increase (decrease) in bank overdraft       -      (7,084)          -
 Proceeds from net borrowings from
   related party                             -           -      78,101
 Payments on note payable and
   obligations under capital lease      (1,401)     (5,537)    (72,318)
                                      --------  ----------  ----------
   Net Cash Provided By Financing
     Activities                        226,489     248,779   6,477,586
                                      --------  ----------  ----------
Net Increase (Decrease) In Cash
  and Cash Equivalents                  (5,191)      9,011       3,724

Cash and Cash Equivalents at
  Beginning of Period                    8,915           -           -
                                      --------  ----------  ----------
Cash and Cash Equivalents
  at End of Period                    $  3,724  $    9,011  $    3,724
                                      ========  ==========  ==========
Supplemental Cash Flow Information

 Cash Paid for Interest               $    267  $      232  $   22,952

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

NOTE 5 -EQUITY

     Series A Preferred Stock - In July 2000, the Company issued to certain Employees /Directors 2,000,000 shares of preferred stock in leu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

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

     Common Stock - In August 2000, the Company put 400,000 shares of common stock into escrow to be sold as needed to cover legal and other expenses. As of September 30, 2000, no shares have been sold.

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

NOTE 6 - RESTATEMENT

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources. As of September 30, 2000, Registrant had cash of $3,724 compared to cash of $8,915 as of June 30, 2000. Cash decreased because of continued financial obligations by the Company. As of September, 2000, total current assets were $27,538 and total assets were $1,391,887 compared to total current assets $36,033 and total assets $1,262,208 as of June 30, 2000.

As of September 30, 2000, Registrant had total liabilities of $261,666 and shareholders' equity of $1,130,226 as compared to total liabilities of $270,097 and shareholders' equity of $992,111 as of June 30, 2000. The deficit accumulated during the development stage was $6,426,322 as of September 30, 2000, compared to $5,731,547 as of June 30, 2000. At this time the Company is not generating sufficient funds to sustain its operations. The decrease in shareholders' equity is attributable primarily to the continuing operating losses. These activities have significant risks involving the development of technology and the development of products that may be commercially acceptable and profitable. As of September 30, 2000, the ratio of current assets to current liabilities was approximately .14 to one.

Results of Operations. For the quarter ended September 30, 2000 registrant had total revenues of $0 compared to total revenues to $0 for the same period a year earlier. For the quarter ended September 30, 2000, registrant had total operating expenses of $694,508 compared to expenses of $177,110 during the same quarter of a year earlier. As of September 30, 2000, cost of sales was $0 as compared to cost of sales of $5,740 during the same quarter a year earlier. For the quarter registrant had a net loss of $694,775 compared to a net loss of $183,127 for the same quarter a year earlier. The increase in net loss is attributable to the increase in general and administrative expenses. For the quarter, the net loss per share was $(0.04) compared to $(0.01) for the same quarter a year earlier. For the quarter ended September 30, 2000, general and administrative expenses were $633,650 compared to $51,635 and research and development expenses were $58,211 compared to $124,291 a year earlier.


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

The Company has filed a civil action complaint in the United States District Court for the district of Utah Central division against The Kroger Company alleging patent infringement arising under the patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C., section 271, 281, 283, 284, and 285.
                              9

Item 2. Changes in Securities

Common Stock- In August 2000, the Company put 400,000 shares of common stock into escrow to be sold as needed to cover legal and other expenses. As of September 30, 2000, no shares have been sold.

In August 2000, the Company entered into employment agreements with certain key employees. In connection with these agreements, the Company issued 250,000 shares.

In August 2000, the Company issued 5,000 shares of common stock for services rendered.

Preferred Stock- In July 2000, the Company issued to key Employees/ Directors 2,000,000 shares of preferred stock in leu of a bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled of the voting rights of ten common shares.

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


                              10


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


Date:  March 2, 2001

                                 International Automated Systems, Inc.

                                 By: \s\ Neldon Johnson
                                 -------------------------------------
                                 Neldon Johnson
                                 President and Chief Executive Officer


                              11