Form 10QSB
period 2001-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2001-05-21
CIK 820380

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For Quarterly Period Ended March 31, 2001

                  Commission File Number  33-16531-D

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                 -------------------------------------
        (Exact name of registrant as specified in its charter)

                       UTAH                      87-0447580
                       ----                      ----------
          (State or other jurisdiction of       (IRS Employer
          incorporation or organization)     Identification No.)

                          326 North Sr. 198,
                          Salem, Utah   84653
                          -------------------
               (Address of principal executive offices)

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

As of March 31, 2001, Registrant had 16,534,911 shares of common stock, no par value per share, issued and outstanding.

/1/


                 International Automate Systems, Inc.

                           Table of Contents


PART I    FINANCIAL INFORMATION


Item 1    Financial Statements

          Condensed Balance Sheets - March 31, 2001 (Unaudited) and
            June 30, 2000

          Condensed Statements of Operations for the Three and Nine
            Months Ended March 31, 2001 and 2000 and for the Cumulative Period September 26, 1986 (Date of Inception) Through March 31, 2001, (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months
            Ended March 31, 2001 and 2000 and for the Cumulative
            Period September 26, 1986 (Date of Inception) Through March 31, 2001 (Unaudited)

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

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

/2/

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                       CONDENSED BALANCE SHEETS
                              (Unaudited)


                                                  March 31,     June 30,
                                                    2001          2000
                                                 -----------  -----------
                                ASSETS

Current Assets
   Cash and cash equivalents                     $    26,780  $     8,915
   Net investment in direct financing leases -
      related party - current portion                 29,061       27,118
                                                 -----------  -----------
      Total Current Assets                            55,841       36,033
                                                 -----------  -----------
Property and Equipment
   Computer and electronic equipment                 154,717      148,864
   Furniture and fixtures                             22,503       20,982
   Automobiles                                        21,657       21,657
   Mobile office                                      11,764       11,764
   Leasehold improvements                             18,238       18,238
                                                 -----------  -----------
      Total Property and Equipment                   228,879      221,505
   Accumulated depreciation                         (190,012)    (174,455)
                                                 -----------  ------------
      Net Property and Equipment                      38,867       47,050
                                                 -----------  -----------
Other Assets
   Related party receivable                        1,230,470      819,050
   Net investment in direct financing leases
     - related party                                  40,098       62,845
   Patents, net of accumulated amortization
     of $61,636 and $56,342, respectively            314,055      291,230
   Escrow deposit                                     25,223            -
   Deposit on land held for future construction       85,320        6,000
                                                 -----------  -----------
      Total Other Assets                           1,695,166    1,179,125
                                                 -----------  -----------

Total Assets                                     $ 1,789,874  $ 1,262,208
                                                 ===========  ===========

See the accompanying notes to the condensed financial statements.

/3/


                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                 CONDENSED BALANCE SHEETS (CONTINUED)
                              (Unaudited)


                                                  March 31,    June 30,
                                                    2001         2000
                                                 -----------  -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                              $   167,650  $    92,833
   Current portion of long term debt                       -        4,424
   Accrued payroll expenses                          182,494       82,877
   Obligation under capital leases -
     current portion                                  29,061       27,118
                                                 -----------  -----------
      Total Current Liabilities                      379,205      207,252
                                                 -----------  -----------
Long Term Liabilities
   Notes payable - long term                             551            -
   Obligation under capital leases - long term        40,098       62,845
                                                 -----------  -----------
      Total Long Term Liabilities                     40,649       62,845
                                                 -----------  -----------
Total Liabilities                                    419,854      270,097
                                                 -----------  -----------
Stockholders' Equity
   Preferred stock, Class A, no par value,
     4,400,000 shares authorized, 3,400,000
     and 1,000,000 shares issued and
     outstanding, respectively                       294,786      292,786
   Preferred stock, Class B, no par value,
     600,000 shares authorized, 300,000 and
     0 shares issued and outstanding,
     respectively                                          -            -
   Common stock, no par value, 45,000,000
     shares authorized, 16,534,911 and
     15,646,361 shares issued and outstanding,
     respectively                                  8,466,873    6,430,872
   Deficit accumulated during the development
     stage                                        (7,391,639)  (5,731,547)
                                                 -----------  -----------
      Total Stockholders' Equity                   1,370,020      992,111
                                                 -----------  -----------
Total Liabilities and Stockholders' Equity       $ 1,789,874  $ 1,262,208
                                                 ===========  ===========

See the accompanyingnotes to the condensed financial statements.

/4/


                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                   CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                                                         Cumulative
                                                                                       For the Period
                                                                                          September
                                                                                          26, 1998
                                       For the Three Months      For the Nine Months     (Inception)
                                          Ended March 31,           Ended March 31,       Through
                                     ------------------------  ------------------------   March 31,
                                         2001        2000         2001         2000         2001
                                     -----------  -----------  -----------  -----------  -----------
Revenue
  Sales                              $         -  $         -  $         -  $         -  $   111,226
  Equipment lease income from
     related party                             -            -            -            -       32,348
                                     -----------  -----------  -----------  -----------  -----------
     Total Revenue                             -            -            -            -      143,574
                                     -----------  -----------  -----------  -----------  -----------
Cost of Sales
  Cost of sales                                -            -            -            -       81,927
  Write down of carrying value
    of inventories                             -            -            -            -      216,186
                                     -----------  -----------  -----------  -----------  -----------
     Total Cost of Sales                       -            -            -            -      298,113
                                     -----------  -----------  -----------  -----------  -----------
Gross Loss                                     -            -            -            -     (154,539)
                                     -----------  -----------  -----------  -----------  -----------
Operating Expenses
  General and administrative             179,353       98,242      906,133      219,532    3,604,505
  Research and development expense       622,339       87,928      747,119      283,911    3,396,441
  Amortization expense                         -        5,507        5,294        7,875       63,516
  Stockholder class action
    settlement expense                         -            -            -            -      170,634
                                     -----------  -----------  -----------  -----------  -----------
     Total Operating Expenses            801,692      191,677    1,658,546      511,318    7,235,096
                                     -----------  -----------  -----------  -----------  -----------
Loss From Operations                    (801,692)    (191,677)  (1,658,546)    (511,318)  (7,389,635)

Other Income (Expense)
  Interest income                              -            -            -           46       22,227
  Interest expense                          (488)        (132)      (1,546)        (599)     (24,231)
                                     -----------  -----------  -----------  -----------  -----------
     Net Other Expense                      (488)        (132)      (1,546)        (553)      (2,004)
                                     -----------  -----------  -----------  -----------  -----------
Net Loss                             $  (802,180) $  (191,809) $(1,660,092) $  (511,871) $(7,391,639)
                                     ===========  ===========  ===========  ===========  ===========
Basic and Diluted Loss Per Share     $     (0.04) $     (0.01) $     (0.09) $     (0.03)
                                     ===========  ===========  ===========  ===========
Common and Preferred Shares Used
  in Per Share Calculation            19,697,991   16,546,361   19,383,375   16,546,361
                                     ===========  ===========  ===========  ===========

See the accompanying notes to the condensed financial statements.

/5/

                 INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     (A Development Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                                    Cumulative
                                                                     For the
                                                                     Period
                                                                    September
                                                                     26, 1986
                                          For the Nine Months      (Inception)
                                             Ended March 31,         Through
                                         ------------------------   March 31,
                                             2001         2000        2001
                                         -----------  -----------  -----------
Cash Flows From Operating Activities
 Net loss                                $(1,660,092) $  (511,871) $(7,391,639)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Amortization                                5,294        7,876       63,516
   Depreciation                               15,557       29,354      190,012
   Stock based compensation                1,191,500            -    1,593,144
 Change in assets and liabilities:
   Prepaid expenses                                -         (400)           -
   Accounts payable                           74,817       55,465      167,650
   Accrued liabilities                        99,617       32,620      182,494
                                         -----------  -----------  -----------
   Net Cash Used By Operating Activities    (273,307)    (386,956)  (5,194,823)
                                         -----------  -----------  -----------
Cash Flows From Investing Activities
 Purchase of property and equipment           (7,374)      (3,508)    (203,758)
 Purchase of rights to technology            (28,119)         (14)    (375,691)
 Organization costs                                -            -       (1,880)
 Net cash loaned to related party           (411,420)    (330,091)  (1,283,724)
 Proceeds from capital lease receivable            -       17,849       44,220
 Repayment of cash loaned to related party         -            -       53,254
                                         -----------  -----------  -----------
   Net Cash Used By Investing Activities    (446,913)    (315,764)  (1,767,579)
                                         -----------  -----------  -----------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock      163,445            -    1,525,791
 Cash from controlling shareholder           578,513      739,937    5,519,914
 Payments for treasury stock                       -            -       (3,325)
 Payments for stock offering costs                 -            -      (56,509)
 Decrease in bank overdraft                        -       (1,670)           -
 Proceeds from net borrowings from
   related party                                   -            -       78,101
 Payments on note payable and obligations
   under capital lease                        (3,873)     (17,850)     (74,790)
                                         -----------  -----------  -----------
   Net Cash Provided By Financing
     Activities                              738,085      720,417    6,989,182
                                         -----------  -----------  -----------
Net Increase (Decrease) In Cash and
  Cash Equivalents                            17,865       17,697       26,780

Cash and Cash Equivalents at Beginning
  of Period                                    8,915            -            -
                                         -----------  -----------  -----------
Cash and Cash Equivalents at End
  of Period                              $    26,780  $    17,697  $    26,780
                                         ===========  ===========  ===========
Supplemental Cash Flow Information
 Payments on notes payable made
   by U-check                            $    20,804  $         -
 Stock issued for deposit on land             79,320            -
 Value of common stock held in escrow         25,223            -
 Value of stock issued for deposits on
   land held for future construction          54,000            -

See the accompanying notes to the condensed financial statements.

/6/


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

NOTE 2--RELATED PARTY TRANSACTIONS

     For the nine months ending March 31, 2001 and 2000, the controlling shareholder, Neldon Johnson, contributed $578,513 and $739,937 for research as additional paid-in capital, respectively. No additional preferred or common stock was issued.

          As of June 30, 2000, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $819,050. For the nine months ended March 31, 2001, the Company has advanced this same corporation an additional $411,420, resulting in a balance due of $1,230,470. These receivables consist of construction, labor costs and operating costs paid for by the Company on behalf of U-Check. No terms for repayment have been established.

NOTE 3--CONTINGENCIES AND COMMITMENTS

     Legal Matters - On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the company regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the company and its principles that occurred between June 1995 and June 1996. This figure is believed to be in excess of $3,000,000. The SEC is also seeking the imposition of fines and attorney's fees. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements, and the possible effect that action will have on future financial statements is unknown.

     Payroll Tax Contingency - During the nine months ended March 31, 2001, the Company did not pay payroll taxes, and has unpaid federal and state withholding tax liabilities which have been reflected in the financial statements. The Company has not notified the Internal Revenue Service regarding this matter, but has increased their federal and state withholding liabilities to reflect potential penalties and interest.

/7/


NOTE 4--BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine month periods ended March 31, 2001 and 2000, the Company incurred net losses of $1,660,092 and $511,871, respectively. As of March 31, 2001, the Company's losses accumulated from inception totaled $7,391,639. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

          In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued 400,000 shares of preferred stock. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares. Due to the shares having only voting rights, the shares are deemed to have been issued with no value.

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


/8/


     During the nine months ended March 31, 2001, the Company placed 500,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's, and the attorney's, discretion. At March 31, 2001, 180,550 shares had been sold for proceeds of $232,668 at prices ranging from $1.00 to$2.00 per share. Of the $232,668 of proceeds, $75,445 was used to cover legal fees, $132,000 was returned to the Company and the remaining $25,223 is being held in escrow.

     In November 2000, the Company agreed to issue 200,000 shares of common stock to an individual who has agreed to guarantee a $3,000,000 loan in connection with a building project. The shares are to be issued in quarterly installments over an 18 month period. The amount of shares will be increased proportionately to the extent that the amount of the loan guaranteed exceeds $3,000,000. At the time of the agreement, the Company issued 50,000 shares to the guarantor. Also, in November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with the building project. On the date of issuance, the 50,000 shares issued to the guarantor and the 10,000 shares issued to the individual for the Sellers Financing Agreement had a fair value of $54,000 or $0.90 per share. In January 2001, the Company issued an additional 30,000 shares at $0.84 per share under the terms of the agreement. The total fair value was $25,320. The value of the shares has been capitalized as part of the costs of the building project.

     In February 2001, the Company issued 150,000 shares of common restricted stock to an individual in exchange for services performed. The shares had a value of $1.55 per share or $232,500.

     In March 2001, the Company issued 200,000 shares of common restricted shares to Neldon Johnson in exchange for wages from August 1, 2000 to March 31, 2001. The shares had a value of $1.55 per share $310,000.

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


/9/


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

Liquidity and Capital Resources

As of March 31, 2001, Registrant had cash of $26,780 compared to cash of $8,915 as of June 30, 2000. As of March 31, 2001, total current assets were $55,841 and total assets were $1,789,874 compared to total current assets $36,033 and total assets $1,262,208 as of June 30, 2000.

As of March 31, 2001, Registrant had total liabilities of $419,854 and shareholders' equity of $1,370,020 as compared to total liabilities of $270,097 and shareholders' equity of $992,111 as of June 30, 2000.
The deficit accumulated during the development stage was $7,391,639 as of March 31, 2001, compared to $5,731,547 as of June 30, 2000. At this time the Company is not generating sufficient funds to sustain its operations. The change in stockholders' equity is attributable primarily to the Company issuing 888,550 shares of common stock and 2,700,000 shares of preferred stock. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of March 31, 2001, the ratio of current assets to current liabilities was approximately 0.15 to one.

For the nine months ended March 31, 2001, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the nine months ended March 31, 2001, registrant had total operating expenses of $1,658,546 compared to expenses of $511,318 during the same nine month period for a year earlier. Cost of sales was $0 compared to cost sales of $0 during the nine months ended March 31, 2001 and 2000 respectively. For the nine months ended March 31, 2001, general and administrative expenses were $906,133 compared to $219,532 and research and development expenses were $747,119 compared to $283,911 a year earlier. For the nine months, the Registrant had a net loss of $1,660,092 compared to a net loss of $511,871 for the same nine month period a year earlier. The increase in general and administrative expenses is a result of increased compensation expense for the issuance of 268,000 shares of common stock to employees. For the nine months, the net loss per share was $0.09 compared to $0.03 for the same nine month period a year earlier.

Results of Operations

For the quarter ended March 31, 2001, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended March 31, 2001, registrant had total operating expenses of $801,692 compared to expenses of $191,677 during the same quarter of a year earlier. As of March 31, 2001, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $802,180 compared to a net loss of $191,809 for the same quarter a
year earlier.    For the quarter, the net loss per share was $0.04
compared to $0.01 for the same quarter a year earlier. For the quarter ended March 31, 2001, general and administrative expenses were $179,353 compared to $98,242 and research development expenses were $622,339 compared to $87,928 a year earlier.


/10/


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

In August 2000, the Company issued 400,000 shares of convertible preferred shares to certain key employees as part of an employee agreement. Each preferred share has equal dividend rights to the common shares, have no dividend requirements, and have no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share can be converted to two options to purchase common stock at $3.00 per share.

Options - In August 2000, the Company issued options to purchase 1,000,000 shares of restricted common stock as part of employment agreements. These options are exercisable at $3.00 per share, vest 100,000 shares per year over a ten year period, and expire ten years from the date of issuance.


/11/


During the nine months ended March 31, 2001, the Company placed 500,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's, and the attorney's, discretion. At March 31, 2001, 180,550 shares had been sold for proceeds of $232,668 at prices ranging from $1.00 to$2.00 per share. Of the $232,668 of proceeds, $75,445 was used to cover legal fees, $132,000 was returned to the Company and the remaining $25,223 is being held in escrow.

In November 2000, the Company agreed to issue 200,000 shares of common stock to an individual who has agreed to guarantee a $3,000,000 loan in connection with a building project. The shares are to be issued in quarterly installments over an 18 month period. The amount of shares will be increased proportionately to the extent that the amount of the loan guaranteed exceeds $3,000,000. At the time of the agreement, the Company issued 50,000 shares to the guarantor. Also, in November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with the building project. On the date of issuance, the 50,000 shares issued to the guarantor and the 10,000 shares issued to the individual for the Sellers Financing Agreement had a fair value of $54,000 or $0.90 per share. In January 2001, the Company issued an additional 30,000 shares at $0.84 per share under the terms of the agreement. The total fair value was $25,320. The value of the shares has been capitalized as part of the costs of the building project.

In February 2001, the Company issued 150,000 shares of common restricted stock to an individual in exchange for services performed.

In March 2001, the Company issued 200,000 shares of common restricted shares to Neldon Johnson in exchange for wages from August 1, 2000 to March 31, 2001.

Item 3.  Defaults Upon Senior Securities.

     None.

     Item 4.  Matters Submitted to a Vote of the Company's Shareholders.

     None.

     Item 5.  Other Information.

     None.

     Item 6.  Exhibits and Reports on Form 8-K.

     None.


/12/







    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: May 21, 2001

                               International Automated Systems, Inc.

                               By: \s\ Neldon Johnson
                               ----------------------
                               Neldon Johnson
                               President and Chief Executive Officer

/13/