Form 10KSB
period 2001-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2001-10-04
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-KSB


[  x  ]    Annual report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended June
30, 2001.
                                   or
[      ]   Transition report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _____________

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

State the registrant's net revenue (loss) for its most recent
fiscal year:   $(1,958,865).

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2001, was approximately $8,291,756.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 30, 2001, there were outstanding 22,078,334 shares of registrant's Common stock, no par value per share.

Documents incorporated by reference:  Exhibits, Item 13.



PART I.
---------

Item 1.   DESCRIPTION OF BUSINESS

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


Item 2.   DESCRIPTION OF PROPERTIES

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

  The Company has a prototype of a patent pending turbine which uses the expansion of steam to generate a rotational force. This force can then be used to generate power. The Company feels the turbine could be used in but not limited to the production of electricity, hydrogen, or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a commercial turbine may never be developed or accepted.


Automated Self-Service Check-Out System.
-----------------------------------------

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

  The Company has installed a System in a 25,000 square foot store in Salem, Utah. The system has been in operation, at the Salem, Utah location, since March 1999. The store is owned by Neldon Johnson, the company's president, and operates under the name of U-Check. The store may be considered a pilot project for the System as it will test the effectiveness and consumer acceptance of the System in a retail grocery store environment.

Automatic Fingerprint Identification Machine.
---------------------------------------------

   The company has an Automated Fingerprint Identification Machine ("AFIM") which verifies an individual's identity. The AFIM digitizes the unique characteristics of a person's fingerprint and then stores the information on a magnetic strip similar to the strip on the back of a credit card or on other storage medium. The identity verification process is simple, quick, easy, and reliable. AFIM connects to and operates with a personal computer. AFIM has unique software. Management believes that AFIM is better than other bio-metric and fingerprint based identification systems. The Company is continuing to make modifications to the AFIM technology to increase the speed and to reduce the cost and size of the units.

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

Digital Wave Modulation Technology.
-----------------------------------

  Digital Wave Modulation ("DWM") technology may provide a new way of transmitting data. Basically different wave patterns are generated on the magnetic spectrum which may increase flows of data and information transmission and communication. More data will be transmitted in a shorter time period and speed may be increased.

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


Propulsion Steam Turbine

  The Company has a new patent pending bladeless turbine prototype. it uses the expansion of steam, through propulsion, to create a rotational force.

  The prototype has had some initial testing done using both pure steam and steam generated from a geothermal well. Though more testing will be done, the Company feels the their propulsion design has many advantages over current bladed turbines. The Company believes their turbine is at least as efficient as traditional turbines, is smaller in size, requires less maintenance, is mass producible and therefore less expensive to manufacture. It also doesn't require cooling towers, thus making it more mobile, more economical and water conserving.

  The Company believes that the turbine will be marketable in the utility power industry, hydrogen production, and transportation. There are also risks that the Company will not be able to manufacture a commercially marketable turbine because of lack of financing, government interference, industry non-acceptance, or many other conditions not under the Company's control.

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

  The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees, particularly Neldon Johnson, President of the Company. The loss of Mr. Johnson would have a substantial, material adverse effect on the Company. The Company has entered into an agreement with Neldon Johnson to act as President and Chief Executive Officer for a period of ten years.

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

Patents and Trade Secrets.

   The Company has been assigned or will be assigned the rights to eleven U.S. patents. One patent granted in November 1988 deals with the Self-Check System. The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale. Three patents pertaining to the AFIM technology granted January 1997, February 2001and July 2001and five patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001.

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

Future Funding

  Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities. The Company has no present plans to borrow money or issue additional shares for money. In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital. The Company issued no shares of stock for these contributions. For fiscal year 2001 these contributions were approximately $730,903. Without these funds the Company most likely would have been unable to continue operations.
No assurance can be given that these contributions to capital with no shares being issued will continue. No agreements or understandings exist regarding any future contributions.

General

  Registrant's principal executive offices are located at 326 North SR 198, Salem, Utah 84653 and its telephone number is (801) 423-8132.

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

Research and Development

  The Company's primary activity is the development of its technologies. The industries may be subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 2001 and 2000, research and development expenses were $959,385 and $251,169, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

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


Item 3. LEGAL PROCEEDINGS

On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company regarding new technology developed by the Company. Acting in what they believe to be the best interest of the Company, Neldon Johnson, IAS, and the Relief Defendants have, without admitting or denying the allegations of the Complaint, consented to a settlement. The basics of the settlement are that Neldon Johnson and IAS agree they will not engage in acts and practices which constitute and will constitute violations of specific Security Acts and Rules and that a total amount of disgorgement, pre-judgment interest and civil penalties due and owing by Neldon Johnson, and the Relief Defendants of $2,099,596 shall be collectively satisfied by the transfer of 1,749,664 shares of IAS stock held in the name of Neldon Johnson to a Special Agent appointed by the courts. The appointed Special Agent will sell the IAS shares in a manner designed to maximize the proceeds from such sales without unduly disrupting or depressing the market for IAS shares in order to pay the amount due.
The Settlement Agreement is still awaiting final approval.

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

                                         High         Low

Fiscal 2001

 June 30, 2001                          1.75          0.94
 March 31, 2001                         1.81          0.81
 December 31, 2000                      2.09          0.66
 September 30, 2000                     3.52          1.81

Fiscal 2000

 June 30, 2000                          2.62          2.25
 March 31, 2000                         4.56          4.13
 December 31, 1999                      1.68          1.56
 September 30, 1999                     1.41          1.34

Fiscal 1999

 June 30, 1999                          2.00          1.81
 March 31, 1999                         2.40          2.22
 December 31, 1998                      2.50          1.81
 September 30, 1998                     2.13          1.94



   The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 2001, the Company had approximately 785 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

   As of June 30, 2001, Registrant had 16,857,934 shares of common stock issued and outstanding. Of these shares approximately 7,026,912 shares were free trading shares. There were approximately 8,117,143 shares of common stock held by non-affiliates of that amount approximately 1,090,231 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act. As of June 30, 2001, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

 Results of Operations Fiscal year ended June 30, 2001

   Operations during the year ended June 30, 2001, pertained to research and development and other activities. Research and development expenses were $959,385 increasing by $708,216. General and administrative expenses increased from $511,137 to $942,354 during fiscal 2001. These increases are a result of increased payroll and expenses. All of the labor for U-Check has been provided by IAS employees. The labor expenses of these employees have been charged to U-Check and are recorded on IAS books as Related party receivables. Management does not feel that this receivable will be collected and accordingly has written off the receivable as a distribution to the Company's President. For fiscal year 2001, total income was $0; cost of sales was $0; operating expenses were $1,912,326 and other income (expense) was $(46,539) resulting in a net loss of $(1,958,865).
 Net loss increased $1,185,782. The majority of this can be attributed to an increase in research and development expense and increased general and administrative expenses. For fiscal 2001 the loss per share was $(0.10) compared to $(0.05) for the same period a year earlier.

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



 Liquidity and Capital Resources

   The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing
 programs, and establish any distribution networks.   As of June
 30, 2001, the Company has current assets of $35,773 and total assets of $575,283. Current liabilities were $415,202 and total liabilities of $468,348. The ratio of current assets to current liabilities is approximately 0.09. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

During the year  ended  June 30, 2001, the Company placed
500,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At June 30, 2001, 311,600 shares had been sold for proceeds of $333,386 at proceeds ranging from $1.00 to $2.00 per share. Of the $333,386 of proceeds, $130,603 was used to cover legal fees, $202,000 was returned to the Company and the remaining $783 is held in escrow.

 In August 2000, the company entered into employment agreements with certain key employees. In connection with these agreements, the company issued 250,000 shares of common stock.

In August 2000, the Company issued 18,000 shares of common stock for services rendered.

In November 2000, the Company agreed to issue 200,000 shares of common stock to an individual who has agreed to guarantee a $3,000,000 loan in connection with a building project.
The amount of shares will be increased proportionately to the extent that the amount of the loan guaranteed exceeds $3,000,000. Between November 2000 and June 2001, the Company issued 200,000 shares of common restricted stock.

Also, in November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with a building project.

In February 2001, the Company issued 150,000 shares of common restricted stock to an individual in exchange for services performed.

In March 2001, the Company issued 200,000 shares of common stock to Neldon Johnson in exchange for wages from August 2000 to March 2001.

In May 2001, the Company issued 3,000 shares of common stock for services rendered.

 Preferred Stock

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

 In August 2000, the Company issued 300,000 shares of Series A preferred stock, which has no value, as part of an employment agreement with certain employees. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

 In August 2000, the Company issued 300,000 shares of convertible Series B preferred shares to certain key employees as part of an employment agreement. Each preferred share has equal dividend rights to the common shares, have no dividend requirements, and have no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares.
Each share can be converted to two options to purchase common stock at $3.00 per share.

 In August 2000, the Company issued an individual 100,000 shares of preferred stock as compensation to the individual for collateralizing a personal loan mad by the company president. Each preferred share is entitled to the voting rights of ten common shares with no other rights or preferences. The preferred stock will be returned to the Company when the collateralization is released.

 Options

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

 Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

 During the fiscal year 2001 there were no changes or disagreements with the Company's certified public accountants, Hansen, Barnett and Maxwell.

 PART III.

 Item 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

 Directors and Officers

 The executive officers and directors of the Company are as follows:

  Name                    Age       Position with the Company

 Neldon Johnson           55        Chairman of the Board of Directors
                                      and President

 Randale Johnson          32        Secretary, Vice President and Director

 Christopher Taylor       32        Director

 Stacy Curtis Snow        35        Director

 LaGrand Johnson          35        CFO, Director


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


   Christopher Taylor received an Associates of Science Degree from Utah Valley State College in 1992. He was a sergeant in the U.S. Army. Since 1992 Mr. Taylor has worked on projects relating to Registrant's products and technology. Presently Mr. Taylor supervises production and product inventory control and debugs software.

   S. Curtis Snow graduated from Brigham Young University in 1991 receiving a Bachelor's Degree in design engineering.  Since 1991
 Mr. Snow has worked on several projects relating to the Self-Check System ,AFIM, and turbine.

  Randale P. Johnson is the son of Neldon Johnson. He has been an officer since June 1996. His responsibilities include marketing and administration. Mr. Johnson who holds an associate degree in Computer Science and has four years of experience in the computer industry. He joined the Company in 1996.

 LaGrand T. Johnson is the son of Neldon Johnson. He has worked with the Company since 1987 but started full time in 1996. He graduated with a Bachelor's Degree in chemistry in 1991. He received his Doctor of Osteopathy degree in 1995 from Western University of Health Sciences. He works as CFO and General Manager of the Company and in research and development.

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

 Item. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2001, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and
 (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

 Name and Address of               Number of         Percent (1)
 Beneficial Owner                Shares Owned
 -------------------             ------------

 Neldon Johnson
 326 North SR 198
 Salem, Utah                       8,126,920             48.2

 LaGrand Johnson
 326 North SR 198
 Salem, Utah                          50,000

 Christopher Taylor
 326 North SR 198
 Salem, Utah                          50,000

 Randale Johnson
 326 North SR 198
 Salem, Utah                           2,085

 Curtis Snow
 326 North SR 198
 Salem, Utah                          50,000

 Directors and Officers
 as a Group
 5 persons                         8,279,005             49.1
                                   =========             ====


 (1) Based on 16,857,934 shares of common stock issued and outstanding, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 36 per cent, LaGrand Johnson 23 percent, and Randale Johnson 23 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.


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

   The Company's Self-Check System has been installed in a grocery store in Salem, Utah. The store operates under the name of U-Check. Mr. Neldon Johnson, the Company's president, owns the real property and the business of U-Check. Articles of Incorporation have been filed for U-Check, Inc. No written agreement has been entered into between the Company and Mr. Johnson. The Company has advanced funds and paid the payroll for U-Check from its inception. As of June 30, 2001, U-Check owed the Company $1,359,980. As of June 30, 2001, Management does not feel this receivable will be collected and accordingly has written off the amount as a distribution to the Company president.

 During fiscal 2001 the Johnson family contributed funds to the Company in the amount of $730,903. The Company issued no shares for the funds received.


 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

 10.(i)  *Consulting Agreement with Wilson-Davis

 10.(a)  *Agreement with Company Officer

 10.(11) *Assignment of Patent.

 99(1)   *Patent No. 5,598,474
   (2)   *Patent No. 5,640,422
   (3)    Patent No. 5,689,529

 * This document was previously filed with the Commission and is incorporated in this report by reference.

 b. Reports on Form 8-K.

   During the period ended June 30, 2001, Registrant filed no report on Form 8-K.

                        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERNATIONAL AUTOMATED SYSTEMS, INC.


                               /S/ Neldon Johnson
                               ---------------------------
                               NELDON JOHNSON
                               Title:  President, Chief Executive Officer

                               Date:  October 4, 2001
                               ---------------------------


                               DIRECTORS

                                /S/ Neldon Johnson
                               ---------------------------
                               NELDON JOHNSON
                               Title:  Director

                               Date: October 4, 2001
                               ---------------------------


                                /S/  Randale Johnson
                               ---------------------------
                               RANDALE P. JOHNSON
                               Title:  Director

                               Date:  October 4, 2001
                               ---------------------------


                                /S/  LaGrand Johnson
                               ---------------------------
                               LAGRAND T. JOHNSON
                               Title:  Director

                               Date:  October 4, 2001
                               ---------------------------


                                /S/  Christopher J. Taylor
                               ---------------------------
                               CHRISTOPHER J. TAYLOR
                               Title: Director

                               Date:  October 4, 2001
                               ---------------------------


                                /S/  S. Curtis Snow
                               ---------------------------
                               S. CURTIS SNOW
                               Title:  Director

                               Date:  October 4, 2001
                               ---------------------------

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)




                        TABLE OF CONTENTS

                                                               Page

     Report of Independent Certified Public Accountants        F-1

     Balance Sheet - June 30, 2001                             F-2

     Statements of Operations for the Years Ended
      June 30, 2001 and 2000 and for the Period From
      September 26, 1986 (Date of Inception) Through
      June 30, 2001                                            F-3

     Statements of Stockholders' Equity for the Period
      From September 26, 1986 (Date of Inception) Through
      June 30, 1999, and the Years Ended June 30, 2000
      and 2001                                                 F-4

     Statements of Cash Flows for the Years Ended June 30,
      2001 and 2000 and for the Period From September 26,
      1986 (Date of Inception) Through June 30, 2001           F-5

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



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
International Automated Systems, Inc.


We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000, and for the period from September 26, 1986 (date of inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from September 26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000, and for the period September 26, 1986 through June 30, 2001, in conformity with accounting principles generally accepted in the United States.

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



                                /S/  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 7, 2001

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          June 30, 2001


                             ASSETS

Current Assets

   Net investment in direct financing leases -
    related party - current portion                          $   35,773
                                                             ----------
       Total Current Assets                                      35,773
                                                             ----------
Property and Equipment
   Computer and electronic equipment                             38,781
   Automobiles                                                   51,514
   Mobile office                                                 11,764
                                                             ----------
       Total Property and Equipment                             102,059
   Accumulated depreciation                                     (63,527)
                                                             ----------
       Net Property and Equipment                                38,532
                                                             ----------
Other Assets
   Net investment in direct financing leases -
    related party - long-term                                    32,743
   Patents, net of accumulated amortization of $66,929          258,715
   Deposit held for future construction                         209,520
                                                             ----------
       Total Other Assets                                       500,978
                                                             ----------
Total Assets                                                 $  575,283
                                                             ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Funds drawn in excess of cash in bank                    $    14,860
   Accounts payable                                             172,382
   Current portion of long-term debt                              5,971
   Obligation under capital leases - current portion             35,773
   Accrued payroll expenses                                     186,216
                                                            -----------
       Total Current Liabilities                                415,202
                                                            -----------
Long-Term Liabilities
   Notes payable - long term                                     20,403
   Obligation under capital leases  - long-term                  32,743
                                                            -----------
       Total Long-Term Liabilities                               53,146
                                                            -----------
Total Liabilities                                               468,348
                                                            -----------
Stockholders' Equity
   Preferred stock, Class A, no par value, 4,400,000
    shares authorized, 3,400,000 shares issued and
    outstanding                                                 294,786
   Preferred stock, Class B, no par value, 600,000 shares
     authorized, 300,000 shares issued and outstanding                -
   Common stock, no par value, 45,000,000 shares
     authorized, 16,857,934 issued and outstanding            7,502,561
   Deficit accumulated during the development stage          (7,690,412)
                                                            -----------
       Total Stockholders' Equity                               106,935
                                                            -----------
Total Liabilities and Stockholders' Equity                  $   575,283
                                                            ===========

The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL AUTOMATED SYSTEMS, INC.
                   (A Development Stage Company)
                     STATEMENTS OF OPERATIONS

                                                                 Cumulative
                                                                     For
                                                                  the Period
                                                                   September
                                                                    26, 1986
                                          For the Years Ended     (Inception)
                                                June 30,            Through
                                        -------------------------   June 30,
                                            2001         2000         2001
                                        -----------  -----------  -----------
Revenue
  Sales                                 $         -  $         -  $   111,226
  Income from related party                       -            -       32,348
                                        -----------  -----------  -----------
     Total Revenue                                -            -      143,574

Cost of Sales
  Cost of sales                                   -            -       81,927
  Write down of carrying value of
   inventories                                    -            -      216,186
                                        -----------  -----------  -----------
     Total Cost of Sales                          -            -      298,113
                                        -----------  -----------  -----------
Gross Loss                                        -            -     (154,539)

Operating Expenses
  General and administrative expense        942,354      511,137    3,640,726
  Research and development expense          959,385      251,169    3,608,707
  Litigation settlement expense                   -            -      170,634
  Amortization expense                       10,587       10,522       68,809
                                        -----------  -----------  -----------
     Total Operating Expenses             1,912,326      772,828    7,488,876
                                        -----------  -----------  -----------
Operating Loss                           (1,912,326)    (772,828)  (7,643,415)

Other Income (Expense)
  Loss on disposal of property
   and equipment                            (17,359)           -      (17,359)
  Forfeiture of deposits                    (27,283)           -      (27,283)
  Interest income                               201          982       22,428
  Interest expense                           (2,098)      (1,237)     (24,783)
                                        -----------  -----------  -----------
     Net Other Expense                      (46,539)        (255)     (46,997)
                                        -----------  -----------  -----------
Net Loss                                $(1,958,865) $  (773,083) $(7,690,412)
                                        ===========  ===========  ===========

Basic and Diluted Loss Per Share        $     (0.10) $     (0.05)
                                        ===========  ===========

Common and Preferred Shares Used In
   Per Share Calculation                 19,700,345   16,617,320
                                        ===========  ===========

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                       Deficit
                                        Preferred Stock       Preferred Stock                                         Accumulated
                                            Class A               Class B             Common Stock                      During
                                     ----------------------  ------------------  ------------------------    Stock    Development
                                       Shares      Amount     Shares    Amount     Shares       Amount       Rights      Stage
                                     ----------  ----------  --------  --------  -----------  -----------  ----------  ----------
Balance - September 26, 1986                  -  $      -         -  $         -            -  $        -  $        -  $        -

Stock issued for cash
 September 1986 - $0.002 per share            -         -         -            -    5,100,000      11,546           -           -
 September 1988 (Net $38,702 of
  offering costs) - $0.32 per share           -         -         -            -      213,065      67,964           -           -
 December 1988 (Net $6,059 of
  offering costs) - $0.32 per share           -         -         -            -       33,358      10,641           -           -
 March 1989 (Net $4,944 of
  offering costs) - $0.32 per share           -         -         -            -       27,216       8,681           -           -
 June 1989 (Net $6,804 of offering
  costs) - $0.32 per share                    -         -         -            -       37,461      11,950           -           -
Stock issued for services
 September 1986 - $0.002 per share            -         -         -            -      300,000         679           -           -
 June 1989 - $0.32 per share                  -         -         -            -        5,000       1,595           -           -
Net loss for the period from September
 26, 1986 through June 30, 1990               -         -         -            -            -           -           -    (192,978)
                                     ----------  --------  --------  -----------  -----------  ----------  ----------  ----------
Balance - June 30, 1990                       -         -         -            -    5,716,100     113,056           -    (192,978)

Stock issued as part of reorganization
 Various dates - $0.02 per share      1,000,000   292,786         -            -    6,000,000     175,672           -           -
Stock issued for cash
 January 1994 - $0.40 per share               -         -         -            -       59,856      23,942           -           -
 May 1994 - $0.20 per share                   -         -         -            -      137,500      27,500           -           -
 January 1996 - $3.86 per share
  (Net of $24,387 of deferred
  offering  costs)                            -         -         -            -      179,500     693,613           -           -
 November 1997 - $1.43 per share              -         -         -            -       35,000      50,000           -           -
 May 1998 - $1.20 per share                   -         -         -            -      250,000     300,000           -           -
Stock issued for services
 April 1991 - $0.10 per share                 -         -         -            -      300,000      30,000           -           -
 January 1995 - $1.00 per share               -         -         -            -      100,000     100,000           -           -
 May 1997 - $4.13 per share                   -         -         -            -       14,000      57,750           -           -
 June 1997 - $2.94 per share                  -         -         -            -        5,000      14,690           -           -
 December 1997 - $1.13 per share              -         -         -            -        6,000       6,750           -           -
Stock issued to satisfy liabilities
 June 1991 - $0.03 per share                  -         -         -            -    2,700,000      78,101           -           -
 Grant of stock rights
  May 1994 - $0.50 per share                  -         -         -            -            -       6,750      13,500           -
  June 1995 - $3.00 per share                 -         -         -            -            -      95,283      31,761           -
  August 1995 - $5.00 per share               -         -         -            -            -      25,000       5,000           -
Stock rights exercised
  May 1997                                    -         -         -            -       36,761           -     (36,761)          -
  June 1997                                   -         -         -            -       13,500           -     (13,500)          -
Purchase and retirement of treasury
 stock
  December 1991 - $0.49 per share             -         -         -            -       (5,000)     (2,425)          -           -
  December 1992 - $0.49 per share             -         -         -            -       (1,856)       (900)          -           -
Contributed capital - cash and
 settlement of liability, no shares
 issued                                       -         -         -            -            -   3,553,413           -           -
Net loss for the period from July
 1, 1990 through June 30, 1999                -         -         -            -            -           -           -  (4,765,486)
                                     ----------  --------  --------  -----------  -----------  ----------  ----------  ----------
Balance - June 30, 1999               1,000,000   292,786         -            -   15,546,361   5,348,195           -  (4,958,464)

Stock issued for services - October
 1999 - $1.26 per share                       -         -         -            -       50,000      63,147           -           -
Stock issued for cash
 October 1999 - $2.00 per share               -         -         -            -       50,000     100,000           -           -
Contributed capital - no shares issued        -         -         -            -            -     919,530           -           -
Net loss                                      -         -         -            -            -           -           -    (773,083)
                                     ----------  --------  --------  -----------  -----------  ----------  ----------  -----------
Balance - June 30, 2000               1,000,000  $292,786         -  $         -   15,646,361  $6,430,872  $        -  $(5,731,547)
                                     ==========  ========  ========  ===========  ===========  ==========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                       Deficit
                                        Preferred Stock       Preferred Stock                                         Accumulated
                                            Class A               Class B             Common Stock                      During
                                     ----------------------  ------------------  ------------------------    Stock    Development
                                       Shares      Amount     Shares    Amount     Shares       Amount       Rights      Stage
                                     ----------  ----------  --------  --------  -----------  -----------  ----------  -----------
Balance - June 30, 2000               1,000,000  $  292,786         -  $      -   15,646,361  $ 6,430,872  $        -  $(5,731,547)

Preferred stock issued for services
 July 2000 - $0.001 per share         2,000,000       2,000         -         -            -            -           -            -
 August 2000 - $0.00 per share          300,000           -         -         -            -            -           -            -
 August 2000 - $0.00 per share                -           -   300,000         -            -            -           -            -
 August 2000 - $0.00 per share          100,000           -         -         -            -            -           -            -

Common stock issued for cash
 September 2000 - $1.67 per share             -           -         -         -       11,500       19,236           -            -
 October through December 2000
  - $1.03 per share                           -           -         -         -      140,100      144,546           -            -
 January through March 2001
  - $1.30 per share                           -           -         -         -       39,900       51,920           -            -
 April through June 2001 - $0.98
  per share                                   -           -         -         -      120,100      117,684           -            -

Common stock issued for services
 August 2000 - $2.25 per share                -           -         -         -      268,000      603,000           -            -
 May 2001 - $1.12 per share                   -           -         -         -        3,000        3,360           -            -
 February through March 2001 -
  $1.55 per share                             -           -         -         -      350,000      542,500           -            -

Common stock issued for financing
 transactions
  Secure a loan - November 2000
   - $0.90 per share                          -           -         -         -       50,000       45,000           -            -
  Secure a loan - January  2001
   - $0.84 per share                          -           -         -         -       30,000       25,320           -            -
  Secure a loan - June 2001
   - $1.16 per share                          -           -         -         -      120,000      139,200           -            -
  Sellers financing agreement -
   December 2000 - $0.90 per share            -           -         -         -       10,000        9,000           -            -

Outstanding stock from prior periods
 not recorded - no value                      -           -         -         -       68,973            -           -            -

Contributed capital no shares issued          -           -         -         -            -      730,903           -            -

Capital distribution in lieu of
 payment of related party receivable          -           -         -         -            -   (1,359,980)          -            -

Net loss                                      -           -         -         -            -            -           -   (1,958,865)
                                     ----------  ----------  --------  --------  -----------  -----------  ----------  -----------
Balance - June 30, 2001               3,400,000  $  294,786   300,000  $      -   16,857,934  $ 7,502,561  $        -  $(7,690,412)
                                     ==========  ==========  ========  ========  ===========  ===========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                                 Cumulative
                                                                     For
                                                                  the Period
                                                                   September
                                                                    26, 1986
                                          For the Years Ended     (Inception)
                                                June 30,            Through
                                        -------------------------   June 30,
                                            2001         2000         2001
                                        -----------  -----------  -----------

Cash Flows From Operating Activities
  Net loss                              $(1,958,865) $  (773,083) $(7,690,412)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Amortization                           10,587       10,522       68,809
      Depreciation                           21,015       29,420      195,470
      Stock based compensation            1,150,860       63,147    1,552,504
      Forfeiture of deposits                 27,283            -       27,283
      Loss on disposal of fixed assets       17,359            -       17,359
      Patents abandoned                     130,106            -      130,106
   Change in assets and liabilities:
      Accounts payable                       79,549       27,554      172,382
      Accrued liabilities                   103,338       60,971      186,215
                                        -----------  -----------  -----------
   Net Cash Used By Operating Activities   (418,768)    (581,469)  (5,340,284)

Cash Flows From Investing Activities
  Purchase of property, equipment
   and deposits                             (42,139)      (6,000)    (238,523)
  Purchase of rights to technology         (108,177)     (43,944)    (455,749)
  Organization costs                              -            -       (1,880)
  Proceeds from capital lease receivable          -       21,852       44,220
  Cash loaned to related party             (540,930)    (364,987)  (1,413,234)
  Repayment of cash loaned to
   related party                                  -            -       53,254
                                        -----------  -----------  -----------
   Net Cash Used By Investing Activities   (691,246)    (393,079)  (2,011,912)

Cash Flows From Financing Activities
  Proceeds from issuance of common stock    333,386      100,000    1,695,732
  Cash from controlling shareholder         730,903      919,530    5,672,304
  Payments for treasury stock                     -            -       (3,325)
  Payments for stock offering costs               -            -      (56,509)
  Change in bank overdraft                   14,860       (7,084)      14,860
  Proceeds from net borrowings from
   related party                                  -            -       78,101
  Proceeds from notes payable                29,857            -       29,857
  Payments on note payable and
   obligation under capital leases           (7,907)     (28,983)     (78,824)
                                        -----------  -----------  -----------
   Net Cash Provided By Financing
    Activities                            1,101,099      983,463    7,352,196
                                        -----------  -----------  -----------
Net Increase (Decrease) In Cash and
 Cash Equivalents                            (8,915)       8,915            -

Cash and Cash Equivalents at
 Beginning of Period                          8,915            -            -
                                        -----------  -----------  -----------
Cash and Cash Equivalents at
 End of Period                          $         -  $     8,915  $         -
                                        ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

              INTERNATIONAL AUTOMATED SYSTEMS, INC.
                  (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
                     June 30, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - International Automated Systems, Inc. (the
"Company" or "IAS") was incorporated in the State of Utah on September 26, 1986. The Company is considered to be a development stage company with its activities to date consisting of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment and developing a business plan.

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

     Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 2001 and 2000, the Company incurred net losses of $1,958,865 and $773,083, respectively. As of June 30, 2001, the
Company had nominal revenue, losses accumulated from inception totaling $7,690,412, had a working capital deficit of $379,429, these factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

     Fair Value of Financial Instruments - The estimated fair value of financial instruments is not presented because, in Management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying balance sheet.

     Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2001 and 2000 was $21,015 and $29,420, respectively.

     Advertising Costs -- Advertising costs are expensed when incurred. Advertising expense, was $8,742 and $27,455 for the years ended June 30, 2001 and 2000, respectively.

     Patents - The Company's policy on recording patent costs is to capitalize legal fees incurred in obtaining patents and franchises in the United States and other countries. Costs to develop the technology were recognized as research and development and expensed by the Company when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life. Amortization expense for the years ended June 30, 2001 and 2000 was $10,587 and $10,522, respectively.

     During the year ended June 30, 2001, the Company abandoned the pursuit of certain patents. These patents had capitalized costs of $130,106 and were written off to general and administrative expense.

     Impairment - The Company records impairment losses on property and equipment, investment in direct financing leases and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Revenue Recognition - Sales are recognized upon delivery and acceptance.

     Research and Development - Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of the Automated Fingerprint Identification Machine technology, the Digital Wave Modulation technology, the Self Checkout technology, and the Steam Turbine technology. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $959,385 and $251,169 for the fiscal years ended June 30, 2001, and 2000, respectively.

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

     Basic and Diluted Loss Per Common and Preferred Share - Loss per common and preferred share is computed by dividing net loss available to common and preferred stockholders by the weighted-average number of common and preferred shares outstanding during the period. The preferred shares outstanding are included because the preferred shares have 10 to 1 voting rights and are considered a common stock equivalent. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation.

NOTE 2 - RELATED PARTY TRANSACTIONS

     As of June 30, 2001 and 2000, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $540,930 and $364,987 , respectively. No amounts have been repaid during the years ended June 30, 2001 and 2000 resulting in a balance of $1,359,980 as of June 30, 2001. These receivables consist of construction and labor costs paid for by IAS on behalf of U_Check. Also, U-Check subleased various equipment used in the grocery store from the Company. U-Check is a self check out grocery store located in Salem, Utah. U-Check is acting as a beta site for the Company which is testing the commercial feasability of some of the Company's technology. U-Check is using the Company's technology relating to the self checkout system and fingerprint identification.

     Due to adverse financial conditions experienced by U-Check, the Company does not feel that the amount due from U-Check will be realized. Accordingly, the Company has written off the entire balance. Because Mr. Johnson is the sole shareholder of U-Check, the write-off of $1,359,980 was treated as a capital distribution to Mr. Johnson.

     During the years ended June 30, 2001 and 2000, Mr. Johnson advanced the Company $730,903 and $919,530 respectively, which has been accounted for as contributed capital.

     In March 2001, the Company issued 200,000 shares of common stock to Mr. Neldon Johnson in exchange for wages. These shares had a value of $1.55 per share or $310,000.

NOTE 3 - NOTES PAYABLE

     Notes payable at June 30, 2001, consisted of the following:

        Notes payable to a financing company; non-interest
         bearing secured by an automobile due November 2005      26,374
                                                               --------
        Total                                                  $ 26,374
        Less: Current portion                                    (5,971)
                                                               --------
        Net Long-Term Debt                                     $ 20,403
                                                               ========

NOTE 4 - OBLIGATION UNDER CAPITAL LEASES/NET INVESTMENT IN DIRECT
          FINANCING LEASES

     In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership (U-Check, Inc.) under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2001:

     Year Ending June 30,

         2002                                       $   48,052
         2003                                           35,712
                                                    ----------
     Total Minimum Lease Payments                       83,764
     Less: amount representing interest                (15,248)
                                                    ----------
     Present value of net minimum lease payments        68,516
     Less: current portion                             (35,773)
                                                    ----------
     Obligation Under Capital Leases  - Long-Term   $   32,743
                                                    ==========

     At June 30, 2001, the Company has an investment in direct financing leases totaling $68,516. The following is a schedule by years of future minimum lease proceeds from the related party company:

     Year Ending June 30,

         2002                                                 $  48,052
         2003                                                    35,712
                                                              ---------
     Total Minimum Lease Payments Receivable                     83,764
       Less: amount representing interest                       (15,248)
                                                              ---------
       Present value of net minimum lease proceeds               68,516
       Less: current portion                                    (35,773)
                                                              ---------
       Investment in Direct Financing Leases - Long Term      $  32,743
                                                              =========

NOTE 5 - PREFERRED STOCK

     Series A Preferred Stock - In July 2000, the Company issued to certain Employees/Directors 2,000,000 shares of preferred stock in lieu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

     In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued 300,000 shares of Series A preferred stock which has no value. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares. No value has been assigned to these shares.

     In August 2000, the Company issued an individual 100,000 shares of preferred stock as compensation to the individual for collateralizing a personal loan made by the Company's president. Each preferred share is entitled to the voting rights of ten common shares with no other rights or preferences. The preferred stock will be returned to the Company when the collateralization is released. No value has been assigned to these shares.

     Series B Preferred Stock - In connection with the employment agreements, the Company issued 300,000 shares of convertible preferred stock. Each preferred share has equal dividend rights to the common shares, has no dividend requirements, has no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share of the convertible preferred stock is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of a stock option. See Note 9 for the Company's accounting policy and treatment for the issuance of stock options.

NOTE 6 - COMMON STOCK

     In August 2000, the Company entered into employment agreements with certain employees. In connection with these agreements, the Company issued 250,000 shares of common stock valued at $562,500 or $2.25 per share.

     In August 2000, the Company issued 18,000 shares of common stock for services rendered valued at $40,500 or $2.25 per share.

     In May 2001, the Company issued 3,000 shares of common stock for services rendered valued at $3,360 or $1.12 per share.

     In February 2001, the Company issued 150,000 shares of common restricted stock to an individual in exchange for services performed during August 2000 through March 2001. The shares had a value of $1.55 per share or $232,500.

     In March 2001, the Company issued 200,000 shares of common stock to Neldon Johnson in exchange for wages. The shares had a value of $1.55 per share or $310,000.

     During the year ended June 30, 2001, the Company placed 500,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At June 30, 2001, 311,600 shares had been sold for proceeds of $333,386 at prices ranging from $1.00 to $2.00 per share. Of the $333,386 of proceeds, $130,603 was used to cover legal fees, $202,000 was returned to the Company and the remaining $783 had not been spent as of June 30, 2001 and remained in the escrow account.

     In November 2000, the Company agreed to issue 200,000 shares of common stock to an individual who has agreed to guarantee a $3,000,000 loan in connection with a building project. The number of shares will be increased proportionately to the extent that the amount of the loan guaranteed exceeds $3,000,000. Between November 2000 and June 2001, the Company issued 200,000 common shares valued at $209,520 which was the market value on the date of issuance. The $209,520 has been capitalized as part of the costs of the building project.

     In November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with the building project. On the date of issuance, the 10,000 shares issued had a fair value of $9,000 or $0.90 per share. The value of the shares has been capitalized as part of the costs of the building project.

NOTE 7 - STOCK OPTIONS

     The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date of below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

     Employee Grants - In August 2000, as part of employment agreements, the Company issued options to purchase 1,000,000 shares of common stock. These options are exercisable at $3.00 per share, vest 100,000 shares per year over a ten year period and expire ten years from the date of issuance. The exercise price of $3.00 per share was greater than the market value of the shares of the date of issuance. Accordingly, no compensation expense will be recognized for the options.

     The Company issued 300,000 shares of convertible preferred stock to employees. Each preferred share is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of stock options.

     Outstanding Stock Options - A summary of stock option activity for the year ending June 30, 2001 is as follows:

                                                               Weighted
                                                                Average
                                      Options   Price Range  Exercise Price
                                     ----------  ----------  --------------
     Balance, June 30, 2000                   -  $        -    $     -
     Granted                          1,600,000        3.00    $  3.00
                                     ----------
     Balance, June 30, 2001           1,600,000        3.00       3.00
                                     ==========
     Exercisable, June 30, 2001         700,000        3.00       3.00
                                     ==========
     Weighted-average fair value of
      options granted during year
      ended June 30, 2001            $     2.11
                                     ==========


     A summary of stock options outstanding and exercisable as of June 30, 2001 follows:

                            Options Outstanding      Options Exercisable
                          -----------------------  ------------------------
                      Weighted-Average  Weighted-
 Range of      Number     Remaining      Average     Number      Weighted-
 Exercise    Outstanding Contractual     Exercise  Exercisable   Exercise
  Prices     at 6/30/01      Life         Price    at 6/30/01      Price
-----------  -----------  -----------  ----------  -----------  -----------
 $ 3.00       1,600,000      9.15        $ 3.00      700,000       $ 3.00

     There was no stock-based compensation charged to operations for the year ended June 30, 2001 from options granted to employees and directors due to the exercise price being greater than the market value of the shares on the date of issuance. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below for the year ended June 30, 2001. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

            Net loss:
               As reported                     $ 1,958,865
               Pro forma                         3,885,948

            Basic and diluted loss per share:
               As reported                           (0.10)
               Pro forma                             (0.20)

            Weighted average assumptions:
               Fair value of common stock      $      2.25
               Risk free interest rate                5.73%
               Volatility                              137%
               Dividend yield                            0%
               Expected life of options in years      8.13

NOTE 8 - OPERATING LEASES

     The Company leased buildings and office equipment under month-to-month lease agreements. These leases were accounted for as operating leases. These leases were terminated during the year ended June 30, 2000. Rental expense during the years ended June 30, 2001 and 2000 was $0 and $7,400, respectively.


NOTE 9 - INCOME TAXES

     The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2001 and 2000. The following presents the components of the net deferred tax asset at June 30, 2001:

               Operating loss carryforwards             $  657,739
               Accumulated depreciation/amortization         1,042
                                                        ----------
               Net Deferred Tax Assets Before Valuation
                 Allowance                                 658,781

               Less: Valuation Allowance                  (658,781)
                                                        ----------
               Net Deferred Tax Asset                   $        -
                                                        ==========

     The valuation allowance changed by $376,540 and $(67,395) during the years ended June 30, 2001 and 2000, respectively. The
Company has net operating loss carryforwards of $1,763,377 that expire, if unused through 2021.

     The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2001 and 2000:

                                                        June 30,
                                                 ----------------------
                                                    2001        2000
                                                 ----------  ----------
   Income tax benefit at statutory rate (34%)    $ (666,014) $ (262,848)
   Deferred tax valuation allowance change          376,540     (67,395)
   Non deductible expenses/taxable income           354,117     355,755
   State taxes net of federal benefit               (64,643)    (25,512)
                                                 ----------  ----------
   Provision for Income Taxes                    $        -  $        -
                                                 ==========  ==========

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

          During the years ended June 30, 2001 and 2000, the Company paid $2,098 and $ 1,237 in interest.

     During the year ended June 30, 2001, the Company issued 200,000 shares of common stock valued at $218,520 as a deposit for future construction. Also, during the year ended June 30, 2001, the Company treated a $1,359,980 related party receivable writeoff as a capital distribution to the Company president.

NOTE 11 - LEGAL CONTINGENCIES

     On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company's principles that occurred between June 1995 and June 1996.

     At the end of July 2001, the president of the Company, on behalf of the Company, approved a settlement recommendation to be presented to the SEC as a full compromise of the matter. Pursuant to the terms of the settlement, the Company consents to permanently restrain from engaging in acts and practices which constitute and will constitute violations of Federal Securities laws and regulations.

     As part of this settlement agreement, the Company's President consents to pay a civil penalty, disgorgement and pre-judgment interest. This judgment will be settled by the transfer of the president's personal shares of IAS stock into receivership for sale to satisfy the civil penalty, disgorgement and pre-judgment interest.

     Because the judgement of penalties, interest and disgorgement are against the president and his family, no provision for this liability has been made in the accompanying financial statements.

     Pursuant to SEC regulations and policies, this offer has been presented to the SEC for approval. It is anticipated that this process will take several more months.

NOTE 12 - SUBSEQUENT STOCK ISSUANCES (Unaudited)

     During July 2001, the Company placed 5,000,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion.