Form 10QSB
period 2001-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2001-11-13
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 2001

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


As of October 22, 2001 Registrant had 17,121,334 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.





PART I

ITEM 1         FINANCIAL STATEMENTS

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                        September 30,  June 30,
                                                2001       2001
                                           ---------  ---------
                                     ASSETS

Current Assets
   Net investment in direct financing
    leases - related party - current
    portion                                $  31,661  $  35,773
                                           ---------  ---------
      Total Current Assets                    31,661     35,773
                                           ---------  ---------
Property and Equipment
   Computer and electronic equipment          38,781     38,781
   Automobiles                                51,514     51,514
   Mobile office                              11,764     11,764
      Total Property and Equipment           102,059    102,059
   Accumulated depreciation                  (66,269)   (63,527)
                                           ---------  ---------
      Net Property and Equipment              35,790     38,532
                                           ---------  ---------
Other Assets
   Net investment in direct financing
    leases - related party                    25,054     32,743
   Patents, net of accumulated
    amortization of $69,576 and $66,929      256,068    258,715
   Deposits                                  209,520    209,520
                                           ---------  ---------
      Total Other Assets                     490,642    500,978
                                           ---------  ---------

Total Assets                               $ 558,093  $ 575,283
                                           =========  =========

See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)


                                          September 30,  June 30,
                                              2001         2001
                                           -----------   ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Funds drawn in excess of cash in bank   $     5,033   $   14,860
   Accounts payable                            159,920      172,382
   Current portion of long term debt             5,972        5,971
   Accrued payroll expenses                    169,883      186,216
   Obligation under capital leases -
    current portion                             31,661       35,773
                                           -----------   ----------
      Total Current Liabilities                372,469      415,202
                                           -----------   ----------
Long Term Liabilities
   Notes payable - long term                    19,026       20,403
   Obligation under capital leases -
    long term                                   25,054       32,743
                                           -----------   ----------
      Total Long-Term Liabilities               44,080       53,146

Total Liabilities                              416,549      468,348
                                           -----------  -----------
Stockholders' Equity
   Preferred stock, Class A, no par value,
    4,400,000 shares authorized, 3,400,000
    shares issued and outstanding              294,786      294,786
   Preferred stock, Class B, no par value,
    600,000 shares authorized, 300,000
    shares issued and outstanding                   -            -
   Common stock, no par value, 45,000,000
    shares authorized, 16,971,334 and
    16,857,934 shares issued and
    outstanding, respectively                7,691,784    7,502,561
   Deficit accumulated during the
    development stage                       (7,845,026)  (7,690,412)
                                           -----------  -----------
             Total Stockholders' Equity        141,544      106,935
                                           -----------  -----------
Total Liabilities and Stockholders' Equity $   558,093  $   575,283
                                           ===========  ===========

 See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the Period
                                                            From Inception
                                                         (September 26, 1986)
                                      For the Three Months     Through
                                      Ended September 30,    September 30,
                                          2001       2000        2001
                                      ----------  ----------  -----------
Revenue
  Sales                               $     -     $       -   $   111,226
  Income from related party                 -             -        32,348
                                      ----------  ----------  -----------
     Total Revenue                          -             -       143,574
                                      ----------  ----------  -----------
Cost of Sales
  Cost of sales                             -             -         81,927
  Write down of carrying value
   of inventories                           -             -        216,186
                                      ----------  ----------  ------------
      Total Cost of Sales                   -             -        298,113
                                      ----------  ----------  ------------
Gross Profit (Loss)                         -             -       (154,539)
                                      ----------  ----------  ------------
Operating Expenses
  General and administrative              95,180       633,650   3,735,906
  Research and development expense        56,456        58,211   3,665,163
  Amortization expense                     2,647         2,647      71,456
  Stockholder class action
   settlement expense                         -            -       170,634
                                      ----------  ------------  ----------
     Total Operating  Expenses           154,283       694,508   7,643,159
                                      ----------  ------------  ----------
Operating Loss                          (154,283)     (694,508) (7,797,698)

Other Income and (Expense)
  Loss on disposal of property
   and equipment                              -            -       (17,359)
  Forfeiture of deposits                      -            -       (27,283)
  Interest income                             16           -        22,444
  Interest expense                          (347)        (267)     (25,130)
                                      ----------  -----------  -----------
     Net Other Income (Expense)             (331)        (267)     (47,328)
                                      ----------  -----------  -----------
Net Loss                              $ (154,614) $  (694,775) $(7,845,026)
                                      ==========  ===========  ===========
Basic and Diluted Loss Per Share      $    (0.01) $     (0.04)
                                      ==========  ===========
Common and Preferred Shares Used in
 Per Share Calculation                20,625,368   18,754,141
                                      ==========  ===========

        See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Period
                                                            From Inception
                                                         (September 26, 1986)
                                      For the Three Months    Through
                                      Ended September 30,   September 30,
                                         2001       2000         2001
                                      ----------  ----------  -----------
Cash Flows From Operating Activities
 Net loss                             $ (154,614) $ (694,775) $(7,845,026)
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Amortization                            2,647       2,647       71,456
   Depreciation                            2,742       7,463      198,212
   Stock based compensation               28,500     605,000    1,581,004
   Forfeiture of deposits                   -           -          27,283
   Loss on disposal of fixed assets         -           -          17,359
   Patents abandoned                        -           -         130,106
 Change in assets and liabilities:
   Accounts payable                      (12,462)     (8,912)     159,920
   Accrued liabilities                   (16,333)      7,735      169,882
                                      ----------  ----------  -----------
   Net Cash From Operating Activities   (149,520)    (80,842)  (5,489,804)
                                      ----------  ----------  -----------
Cash Flows From Investing Activities
 Purchase of property and equipment         -           -        (238,523)
 Purchase of rights to technology           -        (12,647)    (455,749)
 Organization costs                         -           -          (1,880)
 Net cash loaned to related party       (119,014)   (138,191)  (1,532,248)
 Proceeds from capital lease
  receivable                                -           -          44,220
 Repayment of cash loaned to
  related party                             -           -          53,254
                                      ----------  ----------  -----------
   Net Cash From Investing Activities   (119,014)   (150,838)  (2,130,926)
                                      ----------  ----------  -----------
Cash Flows From Financing Activities
 Proceeds from issuance of
  common stock                            76,278        -       1,772,010
 Cash from controlling shareholder       203,459     227,890    5,875,763
 Payments for treasury stock                -           -          (3,325)
 Payments for stock offering costs          -           -         (56,509)
 Increase (decrease) in bank
  overdraft                              (9,827)        -           5,033
 Proceeds from net borrowings
  from related party                        -           -          78,101
 Proceeds from notes payable                -           -          29,857
 Payments on note payable and
  obligations under capital lease        (1,376)      (1,401)     (80,200)
                                      ----------  ----------  -----------
   Net Cash From Financing Activities    268,534     226,489    7,620,730
                                      ----------  ----------  -----------
Net Increase (Decrease) In Cash
 and Cash Equivalents                       -         (5,191)        -

Cash and Cash Equivalents at
 Beginning of Period                        -          8,915         -
                                      ----------  ----------  -----------
Cash and Cash Equivalents at
 End of Period                        $     -     $    3,724  $      -
                                      ==========  ==========  ===========
Supplemental Cash Flow Information

 Cash Paid for Interest               $      347  $      267  $    23,032


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

     The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2002.

NOTE 2--RELATED PARTY TRANSACTIONS

     For the three months ending September 30, 2001 and 2000, the controlling shareholder, Neldon Johnson, contributed $203,459 and $227,890 for research as additional paid-in capital, respectively. No additional preferred or common stock was issued.

     For the three months ended September 30, 2001, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $119,014. These receivables consist of operating capital and labor costs paid for by the Company on behalf of U-Check.

     Due to adverse financial conditions experienced by U-Check, the Company does not feel that the amount due from U-Check will be realized. Accordingly, the Company has written off the entire balance. Because Mr. Johnson is the sole shareholder of U-Check, the write-off of $119,014 was treated as a capital distribution to Mr. Johnson.

NOTE 3-CONTINGENCIES AND COMMITMENTS

     Legal Contingencies - On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company's principles that occurred between June 1995 and June 1996.

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

     As part of this settlement agreement, the Company's President consents to pay a civil penalty, disgorgement and pre-judgement interest. This judgement will be settled by the transfer of the President's personal shares of IAS stock into receivership for sale to satisfy the civil penalty, disgorgement and pre-judgement interest.

     Because the judgement of penalties, interest and disgorgement are against the president and his family, no provision for this liability has been made in the accompanying financial statements.

     Pursuant to SEC regulations and policies, this offer has been presented to the SEC for approval. It is anticipated that this process will take several more months.

     Payroll Tax Contingency - During the year ended June 30, 2001, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities as of September 30, 2001. These balances, including potential penalties and interest, have been reflected in the financial statements.

NOTE 4--BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue for the three month periods ended September 30, 2001 and 2000. During the three month periods ended September 30, 2001 and 2000, the Company incurred net losses of $154,614 and $694,775, respectively. As of September 30, 2001, the Company's losses accumulated from inception totaled $7,845,026. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 5 -EQUITY

     Common Stock - During the year ended June 30, 2001, the Company placed 500,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At June 30, 2001, there was a balance 188,400 shares left in escrow. During the three months ended September 30, 2001, 88,400 shares were sold for proceeds of $76,278 at prices ranging from $0.67 to $1.11 per share. Of the $76,278 of proceeds, $56,065 was used to cover legal fees, $20,000 was used for audit fees, and the remaining $213 had not been spent as of September 30, 2001 and remained in the escrow account.

     In July 2001, the Company issued 25,000 shares of common restricted stock to an individual in exchange for services performed during February through July 2001. The shares were valued at $28,500 or $1.14 per share.

NOTE 6 - SUBSEQUENT STOCK ISSUANCES

     During October 2001, the Company placed 5,000,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion.

     During October 2001, the Company filed an S-8 Registration Statement for the issuance of 150,000 common shares. Of the 150,000 shares, 100,000 were pursuant to a consulting agreement and the remaining 50,000 were for legal services to two different firms.


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

Liquidity and Capital Resources

As of September 30, 2001, total current assets were $31,661 and total assets were $558,093 compared to total current assets $35,773 and total assets $575,283 as of June 30, 2001.

As of September 30, 2001, Registrant had total liabilities of $416,549 and shareholders' equity of $141,544 as compared to total liabilities of $468,348 and shareholders' equity of $106,935 as of June 30, 2001.
The deficit accumulated during the development stage was $7,845,026 as of September 30, 2001, compared to $7,690,412 as of June 30, 2001. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of September 30, 2001, the ratio of current assets to current liabilities was approximately 0.08 to one.

For the three months ended September 30, 2001, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the three months ended September 30, 2001, registrant had total operating expenses of $154,283 compared to expenses of $694,508 during the same three month period for a year earlier. Cost of sales was $0 compared to cost sales of $0 during the three months ended September 30, 2001 and 2000 respectively. For the three months ended
September 30, 2001, general and administrative expenses were $95,180 compared to $633,650 and research and development expenses were $56,456 compared to $58,211 a year earlier. For the three months, the Registrant had a net loss of $154,614 compared to a net loss of $694,775 for the same three month period a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative expenses secondary to the absence of an employee stock compensation given during the same period a year earlier.


Results of Operations

For the quarter ended September 30, 2001, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended September 30, 2001, registrant had total operating expenses of $154,283 compared to expenses of $694,508 during the same quarter of a year earlier. As of September 30, 2001, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $154,614 compared to a net loss of $694,775 for the same quarter a
year earlier.    For the quarter, the net loss per share was $0.01
compared to $0.04 for the same quarter a year earlier. For the quarter ended September 30, 2001, general and administrative expenses were $95,180 compared to $633,650 and research development expenses were $56,456 compared to $58,211 a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative expenses secondary to the absence of an employee stock compensation given during the same quarter a year earlier.

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

Item 2.  Changes in Securities

During October 2001, the Company placed 5,000,000 shares of common stock in escrow with an attorney. Proceeds of the stock sales from the escrow account are placed in a separate account to be used at the Company's and the attorney's discretion.

During October 2001, the Company filed an S-8 Registration Statement for the issuance of 150,000 common shares. Of the 150,000 shares, 100,000 were pursuant to a consulting agreement and the remaining 50,000 were for legal services to two different firms.

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


     Date: November 9, 2001

                               International Automated Systems, Inc.

                               By: \s\ Neldon Johnson
                               ----------------------
                               Neldon Johnson
                               President and Chief Executive Officer