Form 10QSB
period 2001-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2002-02-12
CIK 820380

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

                       For Quarter Ended December 31, 2001

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


As of January 22, 2002 Registrant had 17,199,334 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.




PART I

ITEM 1              FINANCIAL STATEMENTS

             INTERNATIONAL AUTOMATED SYSTEMS, INC.
                 (A Development Stage Company)
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                                December 31,       June 30,
                                                   2001              2001
                                                 ----------      ----------
                      ASSETS

Current Assets
 Net investment in direct financing
  leases - related party - current portion       $   32,504      $   35,773
                                                 ----------      ----------
   Total Current Assets                              32,504          35,773
                                                 ----------      ----------
Property and Equipment
 Computer and electronic equipment                   40,215          38,781
 Automobiles                                         51,514          51,514
 Mobile office                                       11,764          11,764
                                                 ----------      ----------
   Total Property and Equipment                     103,493         102,059
 Accumulated depreciation                           (68,126)        (63,527)
                                                 ----------      ----------
   Net Property and Equipment                        35,367          38,532
                                                 ----------      ----------
Other Assets
 Net investment in direct financing leases
  - related party                                    18,832          32,743
 Patents, net of accumulated amortization
  of $72,22 and $66,929                             253,421         258,715
 Deposits                                           209,520         209,520
                                                 ----------      ----------
   Total Other Assets                               481,773         500,978
                                                 ----------      ----------

Total Assets                                     $  549,644      $  575,283
                                                 ==========      ==========

See the accompanying notes to the condensed financial statements.

                INTERNATIONAL AUTOMATED SYSTEMS, INC.
                    (A Development Stage Company)
                CONDENSED BALANCE SHEETS (CONTINUED)
                             (Unaudited)

                                                December 31,       June 30,
                                                   2001              2001
                                                 ----------      ----------

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Funds drawn in excess of cash in bank           $    1,708      $   14,860
 Accounts payable                                   105,543         172,382
 Accrued  payroll expenses                          160,595         186,216
 Notes payable-current portion                        5,971           5,971
 Obligation under capital leases - long-term         32,504          35,773
                                                 ----------      ----------
   Total Current Liabilities                        306,321         415,202
                                                 ----------      ----------
Long-Term Liabilities
 Notes payable - long term                           17,921          20,403
 Obligation under capital leases - long-term         18,832          32,743
                                                 ----------      ----------
   Total Long-Term Liabilities                       36,753          53,146
                                                 ----------      ----------
Total Liabilities                                   343,074         468,348
                                                 ----------      ----------
Stockholders' Equity
 Preferred stock, Class A, no par value,
  4,400,000 shares authorized, 3,400,000
  shares issued and outstanding                     294,786         294,786
 Preferred stock, Class B, no par value,
  600,000 shares authorized, 300,000 shares
  issued and outstanding                                 --              --
 Common stock, no par value, 45,000,000 shares
  authorized, 17,199,334 and 16,857,934 issued
  and outstanding, respectively                   8,131,914       7,502,561
 Deficit accumulated during the development
  stage                                          (8,220,130)     (7,690,412)
                                                 ----------      ----------
   Total Stockholders' Equity                       206,570         106,935
                                                 ----------      ----------
Total Liabilities and Stockholders' Equity       $  549,644      $  575,283
                                                 ==========      ==========

See the accompanying note to the condensed financial statements.

             INTERNATIONAL AUTOMATED SYSTEMS, INC.
                 (A Development Stage Company)
              CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                                                       For the Period
                                                                                       From Inception
                                       For the Three Months       For the Six Months   (September 26,
                                        Ended December 31,        Ended December 31,    1986) Through
                                      -----------------------   -----------------------  December 31,
                                         2001        2000          2001         2000         2001
                                      ----------   ----------   ----------   ----------   ------------
Revenue
 Sales                                $       --   $       --   $       --   $       --   $    111,226
 Income from related party                    --           --           --           --         32,348
                                      ----------   ----------   ----------   ----------   ------------
   Total Revenue                              --           --           --           --        143,574

Cost of Sales
 Cost of sales                                --           --           --           --         81,927
 Write down of carrying value
  of inventories                              --           --           --           --        216,186
                                      ----------   ----------   ----------   ----------   ------------
   Total Cost of Sales                        --           --           --           --        298,113
                                      ----------   ----------   ----------   ----------   ------------
Gross Profit (Loss)                           --           --           --           --       (154,539)

Operating Expenses
 General and administrative              319,859       93,130      415,039      726,780      4,055,765
 Research and development expense         51,642       66,569      108,098      124,780      3,716,805
 Amortization expense                      2,647        2,647        5,294        5,294         74,103
 Stockholder class action settlement
  expense                                     --           --           --           --        170,634
                                      ----------   ----------   ----------   ----------   ------------
   Total Operating Expenses              374,148      162,346      528,431      856,854      8,017,307
                                      ----------   ----------   ----------   ----------   ------------
Operating Loss                          (374,148)    (162,346)    (528,431)    (856,854)    (8,171,846)

Other Income and (Expenses)
 Loss on disposal of property
  and equipment                               --           --           --           --        (17,359)
 Forfeiture of deposits                       --           --           --           --        (27,283)
 Interest income                              41           --           57           --         22,485
 Interest expense                           (997)        (791)      (1,344)      (1,058)       (26,127)
                                      ----------   ----------   ----------   ----------   ------------
   Net Other Income (Expense)               (956)        (791)      (1,287)      (1,058)       (48,284)
                                      ----------   ----------   ----------   ----------   ------------
Net Loss                              $ (375,104)  $ (163,137)  $ (529,718)  $ (857,912)  $ (8,220,130)
                                      ==========   ==========   ==========   ==========   ============
Basic and Diluted Loss Per Share      $    (0.02)  $    (0.01)  $    (0.03)  $    (0.04)
                                      ==========   ==========   ==========   ==========
Common and Preferred Shares
 Used In Per Share Calculation        20,821,708   19,622,161   20,723,253   19,190,523
                                      ==========   ==========   ==========   ==========

See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Period
                                                                             From Inception
                                                     For the Six Months       (September 26,
                                                        December 31,          1986) Through
                                                   -------------------------   December 31,
                                                      2001           2000          2001
                                                   ----------     ----------    -----------
Cash Flows From Operating Activities
 Net loss                                          $ (529,718)    $ (857,912)   $(8,220,130)
 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities
   Amortization                                         5,294          5,294         74,103
   Depreciation                                         4,600          9,958        200,070
   Stock based compensation                           219,259        649,000      1,771,763
   Forfeiture of deposits                                  --             --         27,283
   Loss on disposal of fixed assets                        --             --         17,359
   Patents abandoned                                       --             --        130,106
  Changes in current assets and liabilities:
   Accounts payable                                   (66,976)        16,801        105,406
   Accrued liabilities                                   (244)        43,625        185,971
                                                   ----------     ----------    -----------
   Net Cash From Operating Activities                (367,785)      (133,234)    (5,708,069)

Cash Flows From Investing Activities
 Purchases of property and equipment                   (1,435)          (642)      (239,958)
 Purchase of rights to technology                          --        (26,146)      (455,749)
 Organization costs                                        --             --         (1,880)
 Net cash loaned to related party                    (171,683)      (290,159)    (1,584,917)
 Proceeds from capital lease receivable                    --             --         44,220
 Repayment of cash loaned to related party                 --             --         53,254
                                                   ----------     ----------    -----------
   Net Cash Used By Investing Activities             (173,118)      (316,947)    (2,185,030)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock               139,287         32,000      1,835,019
 Cash from controlling shareholder                    417,250        401,699      6,089,554
 Payments for treasury stock                               --             --         (3,325)
 Payments for stock offering costs                         --             --        (56,509)
 Increase (decrease) in bank overdraft                (13,152)         9,922          1,708
 Proceeds from net borrowings from related
  party                                                    --             --         78,101
 Proceeds from notes payable                               --             --         29,857
 Payments on note payable and obligations under
  capital lease                                        (2,482)        (2,355)       (81,306)
                                                   ----------     ----------    -----------
   Net Cash Provided by Financing Activities          540,903         441,266     7,893,099
                                                   ----------     -----------   -----------
Net Increase (Decrease) In Cash and Cash Equ               --          (8,915)           --

Cash and Cash Equivalents at Beginning of Pe               --           8,915            --
                                                   ----------     -----------   -----------
Cash and Cash Equivalents at End of Period         $       --     $        --   $        --
                                                   ==========     ===========   ===========
Supplemental Cash Flow Information
 Cash Paid for Interest                             $   1,344      $    1,058   $    24,029


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

NOTE 2--RELATED PARTY TRANSACTIONS

     For the six months ending December 31, 2001 and 2000, the controlling shareholder, Neldon Johnson, contributed $417,250 and $401,699 for research as additional paid-in capital, respectively. No additional preferred or common stock was issued.

     For the six months ended December 31, 2001, the Company loaned U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson, $171,683. These receivables consist of operating capital and labor costs paid for by the Company on behalf of U-Check.

     Due to adverse financial conditions experienced by U-Check, the Company does not feel that the amount due from U-Check will be realized. Accordingly, the Company has written off the entire balance. Because Mr. Johnson is the sole shareholder of U-Check, the write-off of $171,683 was treated as a capital distribution to Mr. Johnson.

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

     Payroll Tax Contingency - During the year ended June 30, 2001, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities as of December 31, 2001. These balances, including potential penalties and interest, have been reflected in the financial statements.

NOTE 4--BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue for the six month periods ended December 31, 2001 and 2000. During the six month periods ended December 31, 2001 and 2000, the Company incurred net losses of $529,718 and $857,912, respectively. As of December 31, 2001, the Company's losses accumulated from inception totaled $8,220,130. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 5 -EQUITY

     Common Stock - During the year ended June 30, 2001 and the six months ended December 31, 2001, the Company placed 500,000 and 5,000,000 shares, respectively,  of  common  stock in escrow with an  attorney  to  be  sold.
     Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At December 31, 2001, there was a balance 5,050,000 shares left in escrow. During the six months ended December 31, 2001, 138,400 shares were sold for proceeds of $119,287 at prices ranging from $0.67 to $1.11 per share. The $119,287 in proceeds was used to pay professional fees. At December 31, 2001 there was a remaining balance of $2,485 cash in the escrow account.

     In July 2001, the Company issued 25,000 shares of common restricted stock to an individual in exchange for services performed during February through July 2001. The shares were valued at $28,500 or $1.14 per share.

     During October 2001, the Company filed an S-8 Registration Statement for the issuance of 150,000 common shares. Of the 150,000 shares, 100,000 were pursuant to a consulting agreement and the remaining 50,000 were for legal services to two different firms. The shares were valued at $216,000 or $1.44 per share.

     During December 2001, the Company issued 28,000 shares of restricted common stock to an individual in exchange for $20,000 in cash, or $0.71 per share.

     As discussed in Note 2, the controlling shareholder contributed a net of $245,567 to additional paid-in capital.


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

Liquidity and Capital Resources

As of December 31, 2001, total current assets were $32,504 and total assets were $549,644 compared to total current assets $35,773 and total assets $575,283 as of June 30, 2001.

As of December 31, 2001, Registrant had total liabilities of $343,074 and shareholders' equity of $206,570 as compared to total liabilities of $468,348 and shareholders' equity of $106,935 as of June 30, 2001.
The deficit accumulated during the development stage was $8,220,130 as of December 31, 2001, compared to $7,690,412 as of June 30, 2001. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of December 31, 2001, the ratio of current assets to current liabilities was approximately 0.11 to one.

For the six months ended December 31, 2001, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the six months ended December 31, 2001, registrant had total operating expenses of $528,431 compared to expenses of $856,854 during the same six month period for a year earlier. Cost of sales was $0 compared to cost sales of $0 during the six months ended
December 31, 2001 and 2000 respectively. For the six months ended
December 31, 2001, general and administrative expenses were $415,039 compared to $726,780 and research and development expenses were $108,098 compared to $124,780 a year earlier. For the six months, the Registrant had a net loss of $529,718 compared to a net loss of $857,912 for the same six month period a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative expenses secondary to the absence of an employee stock compensation given during the same period a year earlier.


The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005, and capital lease obligations for various equipment. The lease obligations expire in May 2003. The following is a schedule by year of the payments on these contractual obligations.

                         Payments Due by Period
                    ----------------------------------
                              Less
     Contractual             than 1    1 - 3    4 - 5
     Obligations      Total   year     years    years
----------------    -------  -------  -------  -------
Long-Term Debt      $23,892  $ 5,971  $11,942  $ 5,979
Capital lease
  obligations        51,336   32,504   18,832
                    -------  -------  -------  -------
Total Contractual
  Cash Obligations  $75,228  $38,475  $30,774  $ 5,979
                    =======  =======  =======  =======

Results of Operations

For the quarter ended December 31, 2001, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended December 31, 2001, registrant had total operating expenses of $374,148 compared to expenses of $162,346 during the same quarter of a year earlier. As of December 31, 2001, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $375,104 compared to a net loss of $163,137 for the same quarter a
year earlier.    For the quarter, the net loss per share was $0.02
compared to $0.01 for the same quarter a year earlier. For the quarter ended December 31, 2001, general and administrative expenses were $319,859 compared to $93,130 and research development expenses were $51,642 compared to $66,569 a year earlier. The increase in net loss is primarily due to an increase in general and administrative expenses as compared to the same quarter a year earlier. In particular, the 100,000 common shares issued to an individual for consulting expenses accounted for $144,000 in general and administrative expenses.

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

During December 2001, the Company issued 28,000 shares of restricted common stock to an individual in exchange for $20,000 in cash.

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


     Date: February 12, 2001

                               International Automated Systems, Inc.

                               By: \s\ Neldon Johnson
                               ----------------------
                               Neldon Johnson
                               President and Chief Executive Officer