Form 10QSB
period 2002-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2002-05-20
CIK 820380

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2002

                       Commission File Number  33-16531-D

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                       87-0447580
           (State or other jurisdiction of              (IRS Employer
         incorporation or organization)             Identification No.)

                               326 North Sr. 198 ,
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


As of May 14, 2002 Registrant had 17,249,334 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

PART I

ITEM 1              FINANCIAL STATEMENTS

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,    June 30,
                                                         2002        2001
                                                      ----------   ----------
                             ASSETS

Current Assets
 Cash                                                $    1,122   $         -
 Net investment in direct financing leases -
  related party - current portion                         35,474       35,773
                                                      ----------   ----------
    Total Current Assets                                  36,596       35,773
                                                      ----------   ----------
Property and Equipment
 Computer and electronic equipment                        40,215       38,781
 Automobiles                                              51,514       51,514
 Mobile office                                            11,764       11,764
                                                      ----------   ----------
 Total Property and Equipment                            103,493      102,059
 Accumulated depreciation                                (77,940)     (63,527)
                                                      ----------   ----------
    Net Property and Equipment                            25,553       38,532
                                                      ----------   ----------
Other Assets
 Net investment in direct financing leases
  - related party                                          6,352       32,743
 Patents, net of accumulated amortization of
  $74,869 and $66,929                                    250,775      258,715
 Deposits                                                209,520      209,520
                                                      ----------   ----------

    Total Other Assets                                   466,647      500,978
                                                      ----------   ----------

Total Assets                                          $  528,796   $  575,283
                                                      ==========   ==========

            See the accompanying notes to the acccompanying condensed
                              financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                      March 31,    June 30,
                                                         2002        2001
                                                      ----------   ----------

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Funds drawn in excess of cash in bank                $        -   $   14,860
 Accounts payable                                        138,372      172,382
 Accrued  payroll expenses                               157,976      186,216
 Notes payable-current portion                             5,971        5,971
 Obligation under capital leases - long-term              35,474       35,773
                                                      ----------   ----------
    Total Current Liabilities                            337,793      415,202
                                                      ----------   ----------

Long-Term Liabilities
 Notes payable - long term                                16,901       20,403
 Obligation under capital leases - long-term               6,352       32,743
                                                      ----------   ----------
    Total Long-Term Liabilities                           23,253       53,146
                                                      ----------   ----------
Total Liabilities                                        361,046      468,348
                                                      ----------   ----------

Stockholders' Equity
 Preferred stock, Class A, no par value, 4,400,000
  shares authorized, 3,400,000 shares issued and
  outstanding                                            294,786      294,786
 Preferred stock, Class B, no par value, 600,000
  shares authorized, 300,000 shares issued and
  outstanding                                                 --           --
 Common stock, no par value, 45,000,000 shares
  authorized, 17,249,334 and 16,857,934 issued
  and outstanding, respectively                        8,220,686    7,502,561
 Deficit accumulated during the development stage     (8,347,722)  (7,690,412)
                                                      ----------   ----------

    Total Stockholders' Equity                           167,750      106,935
                                                      ----------   ----------

Total Liabilities and Stockholders' Equity            $  528,796   $  575,283
                                                      ==========   ==========

           See the accompanying notes to the acccompanying condensed
                              financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    For the Period
                                                                                    From Inception
                                    For the Three Months      For the Nine Months   (September 26,
                                       Ended March 31,           Ended March 31,     1986) Through
                                   ------------------------  ------------------------   March 31,
                                      2002         2001         2002         2001          2002
                                   -----------  -----------  -----------  -----------  -----------
Revenue
 Sales                             $        --  $        --  $        --  $        --  $   111,226
 Income from related party                  --           --           --           --       32,348
                                   -----------  -----------  -----------  -----------  -----------

   Total Revenue                            --           --           --           --      143,574

Cost of Sales
 Cost of sales                              --           --           --           --       81,927
 Write down of carrying value
  of inventories                            --           --           --           --      216,186
                                   -----------  -----------  -----------  -----------  -----------

   Total Cost of Sales                      --           --           --           --      298,113
                                   -----------  -----------  -----------  -----------  -----------

Gross Loss                                  --           --           --           --     (154,539)

Operating Expenses
 General and administrative             58,181      179,353      473,220      906,133    4,113,946
 Research and development expense       65,902      622,339      174,000      747,119    3,782,707
 Amortization expense                    2,646           --        7,940        5,294       76,749
 Stockholder class action
  settlement expense                        --           --           --           --      170,634
                                   -----------  -----------  -----------  -----------  -----------

   Total Operating Expenses            126,729      801,692      655,160    1,658,546    8,144,036
                                   -----------  -----------  -----------  -----------  -----------

Operating Loss                        (126,729)    (801,692)    (655,160)  (1,658,546)  (8,298,575)

Other Income and (Expenses)
 Loss on disposal of property
  and equipment                             --           --           --           --      (17,359)
 Forfeiture of deposits                     --           --           --           --      (27,283)
 Interest income                           (41)          --           16           --       22,444
 Interest expense                         (822)        (488)      (2,166)      (1,546)     (26,949)
                                   -----------  -----------  -----------  -----------  -----------

   Net Other Income (Expense)             (863)        (488)      (2,150)      (1,546)     (49,147)
                                   -----------  -----------  -----------  -----------  -----------

Net Loss                           $  (127,592) $  (802,180) $  (657,310) $(1,660,092) $(8,347,722)
                                   ===========  ===========  ===========  ===========  ===========

Basic and Diluted Loss Per Share   $     (0.01) $     (0.04) $     (0.03) $     (0.09)
                                   ===========  ===========  ===========  ===========

Common and Preferred Shares Used
 In Per Share Calculation           20,941,469   19,697,991   20,795,038   19,383,375
                                   ===========  ===========  ===========  ===========

           See the accompanying notes to the acccompanying condensed
                              financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Period
                                                                      From Inception
                                                                      (September 26,
                                                For the Nine Months    1986) Through
                                               -----------------------   March 31,
                                                 2002        2001          2002
                                               ----------  -----------  ------------
Cash Flows From Operating Activities
 Net loss                                      $ (657,310) $(1,660,092) $ (8,347,722)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities
   Amortization                                     7,940        5,294        76,749
   Depreciation                                    14,413       15,557       209,883
   Stock based compensation                       244,500    1,191,500     1,797,004
   Forfeiture of deposits                              --           --        27,283
   Loss on disposal of fixed assets                    --           --        17,359
   Patents abandoned                                   --           --       130,106
 Changes in current assets and liabilities:
   Accounts payable                               (34,010)      74,817       138,372
   Accrued liabilities                            (28,240)      99,617       157,975
                                               ----------  -----------  ------------

    Net Cash From Operating Activities           (452,707)    (273,307)   (5,792,991)

Cash Flows From Investing Activities
 Purchases of property and equipment               (1,434)      (7,374)     (239,957)
 Purchase of rights to technology                      --      (28,119)     (455,749)
 Organization costs                                    --           --        (1,880)
 Net cash loaned to related party                      --     (411,420)   (1,413,234)
 Proceeds from capital lease receivable                --           --        44,220
 Repayment of cash loaned to related party             --           --        53,254
                                               ----------  -----------  ------------

    Net Cash From Investing Activities             (1,434)    (446,913)   (2,013,346)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock           175,198      163,445     1,870,930
 Cash from controlling shareholder                298,427      578,513     5,970,731
 Payments for treasury stock                           --           --        (3,325)
 Payments for stock offering costs                     --           --       (56,509)
 Decrease in bank overdraft                       (14,860)          --            --
 Proceeds from net borrowings from related party       --           --        78,101
 Proceeds from notes payable                           --           --        29,857
 Payments on note payable and obligations under
  capital lease                                    (3,502)      (3,873)      (82,326)
                                               ----------  -----------  ------------

    Net Cash From Financing Activities            455,263      738,085     7,807,459
                                               ----------  -----------  ------------

Net Increase In Cash and Cash Equivalents           1,122       17,865         1,122

Cash and Cash Equivalents at
 Beginning of Period                                   --        8,915            --
                                               ----------  -----------  ------------

Cash and Cash Equivalents at End of Period     $    1,122  $    26,780  $      1,122
                                               ==========  ===========  ============
Supplemental Cash Flow Information
 Cash Paid for Interest                        $    1,344  $     1,625



           See the accompanying notes to the acccompanying condensed
                              financial statements.

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

NOTE 2--RELATED PARTY TRANSACTIONS

     For the nine months ending March 31, 2002, the controlling shareholder, Neldon Johnson, contributed $483,249 as additional paid-in capital. No additional preferred or common stock was issued to Mr. Johnson in relation to these contributions.

     For the nine months ended March 31, 2002, the Company loaned U-Check, Inc. (U-Check), a corporation controlled by Mr. Johnson, $184,822. These receivables consist of operating capital and labor costs paid for by the Company on behalf of U-Check. Due to adverse financial conditions experienced by U-Check, the Company does not feel that the amount due from U-Check will be realized. Accordingly, the Company has written off the entire balance. Because Mr. Johnson controls U-Check, the write-off of $184,822 was treated as a capital distribution to Mr. Johnson.

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

     As part of this settlement agreement, the Company's President consents to pay a civil penalty, disgorgement and pre-judgment interest. This judgment will be settled by the transfer of the President's personal shares of IAS stock into receivership for sale to satisfy the civil penalty, disgorgement and pre-judgment interest. Because the judgment of penalties, interest and disgorgement are against the president and his family, no provision for this liability has been made in the accompanying financial statements. Pursuant to SEC regulations and policies, this offer has been presented to the SEC for approval. It is anticipated that this process will take several more months.

     Payroll Tax Contingency - During the year ended June 30, 2001, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities as of March 31, 2002. These balances, including potential penalties and interest, have been reflected in the financial statements.

NOTE 4--BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue for the nine-month periods ended March 31, 2002 and 2001. During the nine-month periods ended March 31, 2002 and 2001, the Company incurred net losses of $657,310 and $1,660,092, respectively. As of March 31, 2002, the Company's losses accumulated from inception totaled $8,347,722. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 5 -EQUITY

     Common Stock - During the year ended June 30, 2001 and the nine months ended March 31, 2002, the Company placed 500,000 and 5,000,000 shares, respectively, of common stock in escrow with an attorney to be sold.
     Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At March 31, 2002, there was a balance 5,000,000 shares left in escrow. During the nine months ended March 31, 2002, 188,400 shares were sold for proceeds of $155,198 at prices ranging from $0.67 to $1.11 per share. The $155,198 in proceeds was used to pay professional fees. At March 31, 2002 there was a remaining balance of $1,213 cash in the escrow account.

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

     As discussed in Note 2, the controlling shareholder contributed a net of $298,427 to additional paid-in capital.


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

Liquidity and Capital Resources

As of March 31, 2002, total current assets were $36,596 and total assets were $528,796 compared to total current assets $35,773 and total assets $575,283 as of June 30, 2001.

As of March 31, 2002, Registrant had total liabilities of $361,046 and shareholders' equity of $167,750 as compared to total liabilities of $468,348 and shareholders' equity of $106,935 as of June 30, 2001. The deficit accumulated during the development stage was $8,347,722 as of March 31, 2002, compared to $7,690,412 as of June 30, 2001. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of March 31, 2002, the ratio of current assets to current liabilities was approximately 0.11 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005, and capital lease obligations for various equipment. The lease obligations expire in May 2003. The following is a schedule by year of the payments on these contractual obligations.

                          Payments Due by Period
                                          Less
  Contractual                            than 1        1 - 3
  Obligations               Total         year         years
---------------           --------      --------      --------
Long-Term Debt            $ 22,872      $  5,971      $ 16,901
Capital lease
  obligations               41,826        35,474         6,352
                          --------      --------      --------
Total Contractual
     Cash Obligations     $ 64,698      $ 41,445      $ 23,253
                          ========      ========      ========


Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

For the nine months ended March 31, 2002 and 2001 the Registrant had no revenues. For the nine months ended March 31, 2002, registrant had total operating expenses of $655,160 compared to expenses of $1,658,546 during the same nine month period for a year earlier. For the nine months ended March 31, 2002, general and administrative expenses were $473,220 compared to $906,133 and research and development expenses were $174,000 compared to $747,119 a year earlier. For the nine months, the Registrant had a net loss of $657,310 compared to a net loss of $1,660,092 for the same nine month period a year earlier. For the nine months ended March 31, 2002 the net loss per share was $0.03 compared to $0.09 for the same period a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative and research and development due to the absence of an employee stock compensation given during the same period a year earlier.

Nine Months Ended March 31, 2002 compared to Nine Months Ended March 31, 2001

For the quarter ended March 31, 2002 and 2001 the Registrant had no revenues. For the quarter ended March 31, 2002, registrant had total operating expenses of $126,731 compared to expenses of $801,692 during the same quarter of a year earlier. For the quarter Registrant had a net loss of $127,592 compared to a net loss of $802,180 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to $0.04 for the same quarter a year earlier. For the quarter ended March 31, 2002, general and administrative expenses were $58,181 compared to $179,353 and research development expenses were $65,902 compared to $622,339 a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative and research and development due to the absence of an employee stock compensation given during the same period a year earlier.

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


     Date: May 20, 2002

                               International Automated Systems, Inc.

                               By: \s\ Neldon Johnson
                               ----------------------
                               Neldon Johnson
                               President and Chief Executive Officer


