Form 10KSB
period 2002-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2002-10-04
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-KSB


[  x  ]    Annual report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended June
30, 2002.
                                   or
[ ] Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to _____________

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

State the registrant's revenue for its most recent fiscal year: $0.

The aggregate market value of voting stock held by non-affiliates of the registrant on September 20, 2002, was approximately $3,257,013.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 30, 2002, there were outstanding 18,432,934 shares of registrant's Common stock, no par value per share.

Documents incorporated by reference:  Exhibits, Item 13.



PART I.
------

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
Fiscal year:                        June 30, 2002


 The Company, was organized under the laws of the State of Utah on September 26, 1986. In April 1988 the Company filed a registration statement for a public offering under the provisions of theSecurities Act of 1933 ("1933 Act") to sell a maximum of 1,074,000
units at a price of $.50 per unit.   Each unit was comprised of one
share of common stock and one common stock purchase warrant. The Company sold approximately 200,000 units at the offering price of $.50 per unit realizing total proceeds of approximately $100,000.
All warrants expired without exercise.

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

  The Company has an Automated Fingerprint Identification Machine ("AFIM") which has the capability of verifying the identity of individuals. Potential AFIM applications include products for employee time-keeping and security, access control, and check, debit or credit card verification. Registrant purports that its identity verification system has a variety of uses and applications for both commercial and governmental users.

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

  The first anticipated product using this technology for commercialization is a high speed modem. The modem is projected to be faster than modems currently in use. Generally modems are used for purposes of transmitting data over telephone lines, on telecommunications systems, and over wireless mediums such as satellite transmissions and other line- of-sight transmission mediums. The Company has a modem prototype. Additional development to achieve a commercial product is ongoing. In addition, the Company intends to apply the digital wave modulation technology in other areas. The Company has not established a plan or order of priorities for any future commercial product development. Because this technology is sophisticated and new, the Company may not be successful in its efforts to have commercial exploitable products because of difficulties and problems associated with development. Possible problems could be inability to design, construct and manufacture commercial products; and the Company's lack of funding and financial resources and experienced personnel. Competitors may develop technologies which are superior and will make obsolete the DWM technology even before the Company has completed its development of any commercial products. Further, cost will be a factor in both the development and the commercialization of any new product. It is anticipated that if a commercially viable modem is developed, the Company will have to expend funds to introduce the product into the market and to formulate and place into action any marketing plan. Costs to offer new products and to establish the proper marketing strategy will be significant. The Company has not made any projections regarding any anticipated costs. There are risks that no commercially viable products will be developed from the technology and any products developed may not be accepted or successful in the marketplace. Further, the Company may not have sufficient funds to develop, manufacture, and market any products.

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


Automated Self-Service Check-Out System.
------------------------------------------

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

     Another market being targeted is automatic ordering and payment for use in restaurants and fast-food establishments. Where the customer would use a touch screen, connected to a computer, to place an order, pay for the order with cash, check, credit, or debit card using Company's technology and then have the order automatically sent to the cook for preparation.


Automatic Fingerprint Identification Machine.
----------------------------------------------

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

Operation.

  To use the AFIM the person whose identity will be verified has the fingerprint read by the AFIM. The finger is placed on the lens and AFIM reads the print, digitizes, and stores the digitized fingerprint. To verify a person's identity AFIM reads the fingerprint and compares it to the digitized fingerprint on the magnetic strip or other storage medium. A match verifies the person's identity. The AFIM is connected to a personal computer which processes the information read by the AFIM and makes the comparison to the digitized fingerprint on the magnetic strip or other storage medium. The Company believes that it has the ability to connect AFIMs in series so that multiple stations or readers can be connected and operated by a single personal computer.

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

Digital Wave Modulation Technology.
------------------------------------

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

Risk Factors

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

  The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees, particularly Neldon Johnson, President of the Company. The loss of Mr. Johnson would have a substantial, material adverse effect on the Company. The Company has entered into an agreement with Neldon Johnson to act as President and Chief Executive Officer for a period of ten years as of 2001.


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

Patents and Trade Secrets.

   The Company has been assigned or will be assigned the rights to twelve U.S. patents. One patent granted in November 1988 deals with the Self-Check System. The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale. Four patents pertaining to the AFIM technology granted January 1997, February 2001, July 2001, and September 2002 and seven patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001.

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

Future Funding

  Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities. The Company has no present plans to borrow money or issue additional shares for money. In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital. The Company issued no shares of stock for these contributions. For fiscal year 2002 these contributions were approximately $558,573. Without these funds the Company most likely would have been unable to continue operations. No assurance can be given that these contributions to capital with no shares being issued will continue. No agreements or understandings exist regarding any future contributions.

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

Employees

  The Company has seven (7) full-time employees.

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

Research and Development

  The Company's primary activity is the development of its technologies. The industries may be subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 2002 and 2001, research and development expenses were $335,707 and $959,385, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

  Over the next twelve months the Company intends to continue the research and development of its technologies. For the DWM technology the Company's goal is to complete the development of one or more products that can then be marketed.

  For the Self-check System and the AFIM product the Company plans to have installations in the restaurant and fast-food industry, and currently has an agreement with Harman's Management Corporation to pilot the system in one of their restaurants. The Company is currently working on the software to interface with Harman's KFC restaurant software. Once that is completed, compatibility and function verification will be demonstrated to Harman's technology director and to Harman's technology committee before the system is placed in use at the test site. This process of interfacing the system is proceeding but will require assistance from Harman's and their current POS developers. The exact date of installation and location of the pilot is unknown. The Company at this time cannot project the impact, to the Company, of the pilot installation.
The Company has no immediate plans to increase or decrease the number of employees.

Acquisition of Technology

 None

Government Regulation

The Company's activities may be subject to government regulation. If the Company franchises the Self-Check System it will have to comply with applicable federal and state law. Depending on the nature of its activities in data transmission and power production, the Company may need approval or authorization from Federal, State, or Local authorities.


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

The Company is a defendant to a claim filed in the Superior Court of the County of San Francisco, California. The claim is for fees allegedly owed under a written agreement between the Company and Ruder Finn, Inc. for consulting services in the amount of $60,700. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for.

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

                                         High         Low

Fiscal 2002

 June 30, 2002                          0.79          0.31
 March 31, 2002                         0.96          0.42
 December 31, 2001                      1.72          0.70
 September 30, 2001                     1.25          0.66

Fiscal 2001

 June 30, 2001                          1.75          0.94
 March 31, 2001                         1.81          0.81
 December 31, 2000                      2.09          0.66
 September 30, 2000                     3.52          1.81

Fiscal 2000

 June 30, 2000                          6.41          1.97
 March 31, 2000                         8.13          1.25
 December 31, 1999                      1.88          1.00
 September 30, 1999                     2.25          1.03





   The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 2002, the Company had approximately 791 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

   As of June 30, 2002, Registrant had 17,749,334 shares of common stock issued and outstanding. Of these shares approximately 8,443,582 shares were free trading shares. There were approximately 9,305,752 shares of common stock held by non-affiliates of that amount approximately 1,633,232 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act. As of June 30, 2002, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after one year has elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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


 Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  General

   Historically, the Company's activities have been dominated by its research and development. As a result there have not been revenues and costs associated with operations. The Company has limited experience regarding profit margins or costs associated with operating a business.

Results of Operations Fiscal year ended June 30, 2002

   Operations during the year ended June 30, 2002, pertained to research and development and other activities. Research and development expenses were $335,707 decreasing by $623,678. General and administrative expenses decreased from $942,354 to $649,173 during fiscal 2002. These decreases are a result of decreased payroll and expenses. All of the labor for U-Check has been provided by IAS employees. During the year ended June 30, 2002, the Company advanced operating capital and labor costs to U-Check, which was treated as a distribution to the Company's President. For fiscal year 2002, total income was $0; cost of sales was $0; operating expenses were $995,467 and other income (expense) was $(212,290) resulting in a net loss of $(1,207,757). Net loss decreased $751,108. The majority of this can be attributed to a decrease in research and development expense and decreased general and administrative expenses. For fiscal 2002 the loss per share was $(0.06) compared to $(0.10) for the same period a year earlier.


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



 Liquidity and Capital Resources

   The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing
 programs, and establish any distribution networks.   As of June
 30, 2002, the Company has current assets of $39,478 and total assets of $251,344. Current liabilities were $451,695 and total liabilities of $466,590. The ratio of current assets to current liabilities is approximately 0.08. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

 Stock Issuance

   During the years ended June 30, 2002 and 2001, the Company placed 5,000,000 and 500,000 shares, respectively, of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. During the year ended June 30, 2002, 188,400 shares were sold for proceeds of $155,157 at prices ranging from $0.67 to $1.11 per share. At June 30, 2002, there was a balance of 5,000,000 shares left in escrow.

   During the year ended June 30, 2002, the Company issued
 128,000 shares of common stock to an individual in exchange for $45,000 in cash.

   During May and June 2002, the Company issued 400,000 shares of restricted common stock to an individual in exchange for $100,000 in cash, at $0.25 per share. As part of this transaction, the Company guaranteed that: i) if the stock is not trading at $2.00 per share 75 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; ii) if the stock is not trading at $2.00 per share 150 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; iii) if the stock is not trading at $1.00 per share 1 year subsequent to the agreement date, the Company will issue an additional 100,000 shares. As of August 11, 2002, the Company's stock was not trading at $2.00 per share and the Company has agreed to issue an additional 80,000 shares of common stock. These shares have been issued with no additional value given.

   During October 2001, the Company filed an S-8 Registration Statement for the issuance of 150,000 common shares. Of the 150,000 shares, 100,000 were pursuant to a consulting agreement and the remaining 50,000 were for legal services to two different firms. In July 2001, the Company issued 25,000 shares of common stock to an individual in exchange for services performed during February through July 2001.

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

 Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   During the fiscal year 2002 there were no changes or disagreements with the Company's certified public accountants, Hansen, Barnett and Maxwell.

 PART III.

 Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 Directors and Officers

 The executive officers and directors of the Company are as follows:

  Name                    Age       Position with the Company

 Neldon Johnson           56        Chairman of the Board of Directors
                                      and President

 Randale Johnson          33        Secretary, Vice President and
                                      Director

 Christopher Taylor       33        Director

 Stacy Curtis Snow        36        Director

 LaGrand Johnson          36        CFO, Director


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


   Christopher Taylor received an Associates of Science Degree from Utah Valley State College in 1992. He was a sergeant in the U.S. Army. Since 1992 Mr. Taylor has worked on projects relating to Registrant's products and technology. Presently Mr. Taylor supervises production and product inventory control and programs and debugs software.

   S. Curtis Snow graduated from Brigham Young University in 1991 receiving a Bachelor's Degree in design engineering.  Since 1991
 Mr. Snow has worked on several projects relating to the Self-Check System, AFIM, and turbine.

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

 Item 10. EXECUTIVE COMPENSATION

  The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in the year 2001.

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

 Item. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2002, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and
 (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

 Name and Address of               Number of         Percent (1)
 Beneficial Owner                Shares Owned
 -------------------             ------------

 Neldon Johnson
 326 North SR 198
 Salem, Utah                       7,074,920             39.9

 LaGrand Johnson
 326 North SR 198
 Salem, Utah                          60,000

 Christopher Taylor
 326 North SR 198 Salem, Utah              0

 Randale Johnson
 326 North SR 198
 Salem, Utah                          15,000

 Curtis Snow
 326 North SR 198
 Salem, Utah                          1,600

 Directors and Officers
 as a Group
 5 persons                         7,151,520             40.3
                                   =========             ====


 (1) Based on 17,749,334 shares of common stock issued and outstanding, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 34 per cent, LaGrand Johnson 23 percent, and Randale Johnson 23 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.


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

   The Company's Self-Check System has been installed in a grocery store in Salem, Utah. The store operates under the name of U-Check. Mr. Neldon Johnson, the Company's president, owns the real property and the business of U-Check. Articles of Incorporation have been filed for U-Check, Inc. No written agreement has been entered into between the Company and Mr. Johnson. The Company has advanced funds and paid the payroll for U-Check from its inception. As of June 30, 2001, U-Check owed the Company $1,359,980. As of June 30, 2001, Management did not feel this receivable will be collected and accordingly has written off the amount as a distribution to the Company president. During the year ended June 30, 2002, the Company advanced $217,694 to U-Check which was treated as a capital distribution to Mr. Johnson. During fiscal 2002 the Johnson family contributed funds to the Company in the amount of $558,573. The Company issued no shares for the funds received.


 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

 a. Exhibits

          Financial Statements

          Certifications

     99 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)


 b. Reports on Form 8-K.

   During the period ended June 30, 2002, Registrant filed no report on Form 8-K.

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

                               INTERNATIONAL AUTOMATED SYSTEMS, INC.


                               /s/ Neldon Johnson
                               ---------------------------
                               NELDON JOHNSON
                               Title:  President,
                               Chief Executive Officer

                               Date:  October 2, 2002
                               ---------------------------


                               DIRECTORS

                               /s/ Neldon Johnson
                               ---------------------------
                               NELDON JOHNSON
                               Title:  Director

                               Date: October 2, 2002
                               ---------------------------


                               /s/ Randale P. Johnson
                               ---------------------------
                               RANDALE P. JOHNSON
                               Title:  Director

                               Date:  October 2, 2002
                               ---------------------------


                               /s/ LaGrand T. Johnson
                               ---------------------------
                               LAGRAND T. JOHNSON
                               Title:  Director

                               Date:  October 2, 2002
                               ---------------------------


                               /s/ Christopher J. Taylor
                               ---------------------------
                               CHRISTOPHER J. TAYLOR
                               Title: Director

                               Date:  October 2, 2002
                               ---------------------------


                               /s/ S. Curtis Snow
                               ---------------------------
                               S. CURTIS SNOW
                               Title:  Director

                               Date:  October 2, 2002


                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)



                                TABLE OF CONTENTS

                                                                  Page

     Report of Independent Certified Public Accountants           F-1

     Balance Sheet - June 30, 2002                                F-2

     Statements of Operations for the Years Ended
      June 30, 2002 and 2001 and for the Period From
      September 26, 1986 (Date of Inception) Through
      June 30, 2002                                               F-3

     Statements of Stockholders' Deficit for the Period
      From September 26, 1986 (Date of Inception) Through
      June 30, 2000, and the Years Ended June 30, 2001
      and 2002                                                    F-4

     Statements of Cash Flows for the Years Ended June 30,
      2002 and 2001 and for the Period From September 26,
      1986 (Date of Inception) Through June 30, 2002              F-6

     Notes to the Financial Statements                            F-7

HANSEN, BARNETT & MAXWELL                         (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                            Salt Lake City, Utah 84180
                                                 www.hbmcpas.com

an independent member of                Member of AICPA Division of Firms
BAKER TILLY INTERNATIONAL                        Member of SECPS



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
International Automated Systems, Inc.


We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001, and for the period from September 26, 1986 (date of inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from September 26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in
Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001, and for the period September 26, 1986 through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electronic security and communication equipment. As discussed in Note 1 to the financial statements, the Company's working capital deficit and lack of revenues during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 24, 2002

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002

                                                                  June 30,
                                                                   2002
                                                                ----------

                               ASSETS

Current Assets
  Cash                                                          $        -
  Net investment in direct financing leases -
   related party - current portion                                  39,478
                                                                ----------
Total Current Assets                                                39,478
                                                                ----------
Property and Equipment
  Computer and electronic equipment                                 40,215
  Automobiles                                                       51,514
  Mobile office                                                     11,764
                                                                ----------
    Total Property and Equipment                                   103,493
  Accumulated depreciation                                         (73,407)
                                                                ----------
    Net Property and Equipment                                      30,086
                                                                ----------
Other Assets - Patents, net of accumulated
  amortization of $77,516                                          181,780
                                                                ----------
Total Assets                                                    $  251,344
                                                                ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Funds drawn in excess of cash in bank                         $    5,084
  Accounts payable                                                 209,274
  Accrued  payroll and related expenses                            191,888
  Notes payable-current portion                                      5,971
  Obligations under capital leases - current portion                39,478
                                                                ----------
     Total Current Liabilities                                     451,695
                                                                ----------
Long-Term Liabilities - Notes payable                               14,895
                                                                ----------
    Total Liabilities                                              466,590
                                                                ----------

Stockholders' Deficit
  Preferred stock, Class A, no par value, 4,400,000 shares
   authorized, 3,400,000 shares issued and outstanding             294,786
  Preferred stock, Class B, no par value, 600,000 shares
   authorized, 300,000 shares issued and outstanding                     -
  Common stock, no par value, 45,000,000 shares
   authorized, 17,749,334 issued and outstanding                 8,388,137
  Deficit accumulated during the development stage              (8,898,169)
                                                                ----------
    Total Stockholders' Deficit                                   (215,246)
                                                                ----------
Total Liabilities and Stockholders' Deficit                     $  251,344
                                                                ==========

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                               For the Period
                                                               From Inception
                                                               (September 26,
                                          For the Years Ended   1986) Through
                                       ------------------------   June 30,
                                           2002        2001         2002
                                       -----------  -----------  -----------
Revenue
 Sales                                 $         -  $         -  $   111,226
 Income from related party                       -            -       32,348
                                       -----------  -----------  -----------
   Total Revenue                                 -            -      143,574

Cost of Sales
 Cost of sales                                   -            -       81,927
 Write down of carrying value
  of inventories                                 -            -      216,186
                                       -----------  -----------  -----------
   Total Cost of Sales                           -            -      298,113
                                       -----------  -----------  -----------

Gross Loss                                       -            -     (154,539)

Operating Expenses
 General and administrative                649,173      942,354    4,289,899
 Research and development expense          335,707      959,385    3,944,414
 Amortization expense                       10,587       10,587       79,396
 Litigation settlement expense                   -            -      170,634
                                       -----------  -----------  -----------
   Total Operating Expenses                995,467    1,912,326    8,484,343
                                       -----------  -----------  -----------
Operating Loss                            (995,467)  (1,912,326)  (8,638,882)

Other Income and (Expenses)
 Loss on disposal of property
  and equipment                                  -      (17,359)     (17,359)
 Forfeiture of deposits                   (209,520)     (27,283)    (236,803)
 Interest income                                16          201       22,444
 Interest expense                           (2,786)      (2,098)     (27,569)
                                       -----------  -----------  -----------
   Net Other Income (Expense)             (212,290)     (46,539)    (259,287)
                                       -----------  -----------  -----------

Net Loss                               $(1,207,757) $(1,958,865) $(8,898,169)
                                       ===========  ===========  ===========

Basic and Diluted Loss Per Share       $     (0.06) $     (0.10)
                                       ===========  ===========
Common and Preferred Shares Used In
Per Share Calculation                   20,888,007    19,700,345
                                       ===========  ============


The accompanying notes are an integral part of these financial statements.

                                F-4


                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                                Deficit
                                                                                                              Accumulated
                                          Class A             Class B          Common Stock                     During
                                   --------------------  ----------------  ----------------------   Stock     Development
                                    Shares     Amount     Shares   Amount    Shares     Amount      Rights       Stage
                                   ---------  ---------  -------  -------  ----------  ----------  ---------  -----------

Balance - September 26, 1986               -  $       -  $     -  $     -  $        -  $        -  $       -  $         -

Stock issued for cash
 September 1986 - $0.002 per share         -          -        -        -   5,100,000      11,546          -            -
 September 1988 (Net $38,702 of
  offering costs) - $0.32 per share        -          -        -        -     213,065      67,964          -            -
 December 1988 (Net $6,059 of-
  offering costs) - $0.32 per share        -          -        -        -      33,358      10,641          -            -
 March 1989 (Net $4,944 of
  offering costs) - $0.32 per share        -          -        -        -      27,216       8,681          -            -
 June 1989 (Net $6,804 of offering
  costs) - $0.32 per share                 -          -        -        -      37,461      11,950          -            -
Stock issued for services
 September 1986 - $0.002 per share         -          -        -        -     300,000         679          -            -
 June 1989 - $0.32 per share               -          -        -        -       5,000       1,595          -            -
Net loss for the period from September
 26, 1986 through June 30, 1990            -          -        -        -           -           -          -     (192,978)
                                   ---------  ---------  -------  -------  ----------  ----------  ---------  -----------

Balance - June 30, 1990                    -          -        -        -   5,716,100     113,056          -     (192,978)

Stock issued as part of
reorganization
 Various dates - $0.02 per share   1,000,000    292,786        -        -   6,000,000     175,672          -            -
Stock issued for cash
 January 1994 - $0.40 per share            -          -        -        -      59,856      23,942          -            -
 May 1994 - $0.20 per share                -          -        -        -     137,500      27,500          -            -
 January 1996 - $3.86 per share
  (Net of $24,387 of deferred
  offering  costs)                         -          -        -        -     179,500     693,613          -            -
 November 1997 - $1.43 per share           -          -        -        -      35,000      50,000          -            -
 May 1998 - $1.20 per share                -          -        -        -     250,000     300,000          -            -
 October 1999 - $2.00 per share            -          -        -        -      50,000     100,000          -            -
Stock issued for services
 April 1991 - $0.10 per share              -          -        -        -     300,000      30,000          -            -
 January 1995 - $1.00 per share            -          -        -        -     100,000     100,000
 May 1997 - $4.13 per share                -          -        -        -      14,000      57,750          -            -
 June 1997 - $2.94 per share               -          -        -        -       5,000      14,690          -            -
 December 1997 - $1.13 per share           -          -        -        -       6,000       6,750          -            -
 October 1999 - $1.26 per share            -          -        -        -      50,000      63,147          -            -
Stock issued to satisfy liabilities
 June 1991 - $0.03 per share               -          -        -        -   2,700,000      78,101          -            -
 Grant of stock rights
  May 1994 - $0.50 per share               -          -       -         -           -       6,750     13,500            -
  June 1995 - $3.00 per share              -          -       -         -           -      95,283     31,761            -
  August 1995 - $5.00 per share            -          -       -         -           -      25,000      5,000            -
Stock rights exercised
 May 1997                                  -          -       -         -      36,761           -    (36,761)           -
 June 1997                                 -          -       -         -      13,500           -    (13,500)           -
Purchase and retirement of treasury stock
 December 1991 - $0.49 per share           -          -       -         -      (5,000)     (2,425)         -            -
 December 1992 - $0.49 per share           -          -       -         -      (1,856)       (900)         -            -
Contributed capital - cash and settlement
  of liability, no shares issued           -          -       -         -           -   4,472,943          -            -
Net loss for the period from July 1,
  1990 through June 30, 2000               -          -       -         -           -           -          -   (5,538,569)
                                   ---------  ---------  -------  -------  ----------  ----------  ---------  -----------

Balance - June 30, 2000            1,000,000  $ 292,786        -  $     -  15,646,361  $6,430,872  $       -  $(5,731,547)
                                   =========  =========  =======  =======  ==========  ==========  =========  ===========

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Continued)

                                                                                                                Deficit
                                                                                                              Accumulated
                                          Class A             Class B          Common Stock                     During
                                   --------------------  ----------------  ----------------------   Stock     Development
                                    Shares     Amount     Shares   Amount    Shares     Amount      Rights       Stage
                                   ---------  ---------  -------  -------  ----------  ----------  ---------  -----------

Balance - June 30, 2000            1,000,000  $ 292,786        -  $     -  15,646,361  $6,430,872  $       -  $(5,731,547)

Preferred stock issued for services
 July 2000 - $0.001 per share      2,000,000      2,000        -        -           -           -          -            -
 August 2000 - $0.00 per share       300,000          -        -        -           -           -          -            -
 August 2000 - $0.00 per share             -          -  300,000        -           -           -          -            -
 August 2000 - $0.00 per share       100,000          -        -        -           -           -          -            -
Common stock issued for cash
 September 2000 - $1.67 per share          -          -        -        -      11,500      19,236          -            -
 October through December 2000
    - $1.03 per share                      -          -        -        -     140,100     144,546          -            -
 January through March 2001
    - $1.30 per share                      -          -        -        -      39,900      51,920          -            -
 April through June 2001 - $0.98
    per share                              -          -        -        -     120,100     117,684          -            -

Common stock issued for services
  August 2000 - $2.25 per share            -          -        -        -     268,000     603,000          -            -
  May 2001 - $1.12 per share               -          -        -        -       3,000       3,360          -            -
  February through March 2001-
    $1.55 per share                        -          -        -        -     350,000     542,500          -            -

Common stock issued for financing transactions
  Secure a loan - November 2000
    - $0.90 per share                      -          -        -        -      50,000      45,000          -            -
  Secure a loan - January  2001-
    - $0.84 per share                      -          -        -        -      30,000      25,320          -            -
  Secure a loan - June 2001
    - $1.16 per share                      -          -        -        -     120,000     139,200          -            -
  Sellers financing agreement -
    December 2000 - $0.90 per share        -          -        -        -      10,000       9,000          -            -

Outstanding stock from prior periods not
  recorded - no value                      -          -        -        -      68,973           -          -            -

Contributed capital no shares issued       -          -        -        -           -     730,903          -            -

Capital distribution in lieu of payment
  of related party receivable              -          -        -        -           -  (1,359,980)         -            -

Net loss                                   -          -        -        -           -           -          -   (1,958,865)
                                   ---------  ---------  -------  -------  ----------  ----------  ---------  -----------

Balance - June 30, 2001            3,400,000    294,786  300,000        -  16,857,934   7,502,561          -   (7,690,412)

Common stock issued for cash
 July through December 2001
   -  $0.86 per share                      -          -        -        -     138,400     119,287          -            -
 December 2001 - $0.71 per share           -          -        -        -      28,000      20,000          -            -
 January 2002 - $1.39 per share            -          -        -        -      50,000      35,910          -            -
 May through June 2002 - $0.25             -          -        -        -     500,000     125,000          -            -

Common stock issued for services
 October 2001 - $1.44 per share            -          -        -        -     150,000     216,000          -            -
 February 2002 - $1.14 per share           -          -        -        -      25,000      28,500          -            -

Contributed capital - no
 shares issued                             -          -        -        -           -     558,573          -            -

Capital distribution in lieu of
 payment of related party
 receivable                                -          -        -        -           -    (217,694)         -            -

Net loss                                   -          -        -        -           -           -          -   (1,207,757)
                                   ---------  ---------  -------  -------  ----------  ----------  ---------  -----------

Balance - June 30, 2002            3,400,000  $ 294,786  300,000  $     -  17,749,334  $8,388,137  $       -  $(8,898,169)
                                   =========  =========  =======  =======  ==========  ==========  =========  ===========

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                            For the Period
                                                                            From Inception
                                                      For the Years Ended   (September 26,
                                                   ------------------------   June 30,
                                                      2002         2001         2002
                                                   -----------  -----------  -----------
Cash Flows From Operating Activities
 Net loss                                          $(1,207,757) $(1,958,865) $(8,898,169)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities
   Amortization                                         10,587       10,587       79,396
   Depreciation                                          9,880       21,015      205,350
   Stock based compensation                            244,500    1,150,860    1,797,004
   Forfeiture of deposits                              209,520       27,283      236,803
   Loss on disposal of fixed assets                          -       17,359       17,359
   Patents abandoned                                    97,202      130,106      227,308
 Changes in current assets and liabilities:
   Accounts payable                                     36,892       79,549      209,274
   Accrued liabilities                                   5,672      103,338      191,887
                                                   -----------  -----------  -----------
   Net Cash From Operating Activities                 (593,504)    (418,768)  (5,933,788)

Cash Flows From Investing Activities
 Purchases of property and equipment                    (1,434)     (42,139)    (239,957)
 Purchase of rights to technology                      (30,854)    (108,177)    (486,603)
 Organization costs                                          -            -       (1,880)
 Net cash advanced to related party                   (217,694)    (540,930)  (1,630,928)
 Proceeds from capital lease receivable                      -            -       44,220
 Repayment of cash loaned to related party                   -            -       53,254
                                                   -----------  -----------  -----------
   Net Cash From Investing Activities                 (249,982)    (691,246)  (2,261,894)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                300,197      333,386    1,995,929
 Cash from controlling shareholder                     558,573      730,903    6,230,877
 Payments for treasury stock                                 -            -       (3,325)
 Payments for stock offering costs                           -            -      (56,509)
 Decrease in bank overdraft                             (9,776)      14,860        5,084
 Proceeds from net borrowings from related party             -            -       78,101
 Proceeds from notes payable                                 -       29,857       29,857
 Payments on note payable and obligations
  under capital lease                                   (5,508)      (7,907)     (84,332)
                                                   -----------  -----------  -----------

   Net Cash From Financing Activities                  843,486    1,101,099    8,195,682
                                                   -----------  -----------  -----------

Net Increase In Cash and Cash Equivalents                    -       (8,915)           -

Cash and Cash Equivalents at Beginning of Period             -        8,915            -
                                                   -----------  -----------  -----------
Cash and Cash Equivalents at End of Period         $         -  $         -  $         -
                                                   ===========  ===========  ===========
Supplemental Cash Flow Information
 Cash Paid for Interest                            $     2,786  $     2,098

Non-Cash Investing and Financing Activities
 Reclassification of advance to related party
  to capital distribution                          $   217,694  $ 1,359,980
 Shares issued for deposit on future construction            -      218,520


The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization International Automated Systems, Inc. (the "Company" or "IAS") was incorporated in the State of Utah on September 26, 1986. The Company is considered to be a development stage company with its activities to date consisting of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment and developing a business plan.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Basis of Presentation -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 2002 and 2001, the Company incurred net losses of $1,207,757 and $1,958,865, respectively, had no revenues, and the Company had a working capital deficit of $412,217 at June 30, 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

Property and Equipment -- Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years.
Depreciation expense for the years ended June 30, 2002 and 2001 was $9,880 and $21,015, respectively.

Patents -- The Company's policy on recording patent costs is to capitalize legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed by the Company when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life. Amortization expense was $10,587 for both years ended June 30, 2002 and 2001.

During the years ended June 30, 2002 and 2001, the Company abandoned the pursuit of certain patents. These patents had capitalized costs of $97,202 and $130,106, respectively, and were written off to research and development expense.

Revenue Recognition -- Sales are recognized upon delivery and acceptance.

Advertising Costs -- Advertising costs are expensed when incurred. Advertising expense was $25,220 and $8,742 for the years ended June 30, 2002 and 2001, respectively.

Research and Development -- Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of the Automated Fingerprint Identification Machine technology, the Digital Wave Modulation technology, the Self Checkout technology, the Steam Turbine technology and other various projects. These costs, which consist primarily of fees paid to individuals, materials and supplies amounted to $335,707 and $959,385 for the fiscal years ended June 30, 2002 and 2001, respectively.

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

Basic and Diluted Loss Per Common and Preferred Share -- Loss per common and preferred share is computed by dividing net loss available to common and preferred stockholders by the weighted-average number of common and preferred shares outstanding during the period. The preferred shares outstanding are included because the preferred shares have 10 to 1 voting rights and are considered a common stock equivalent. Diluted loss per share reflects the potential dilution, which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the year ended June 30, 2002, the Company has 1,600,000 potentially issuable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

Recently Enacted Accounting Standards -- In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended June 30, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the years ended June 30, 2002 and 2001, Mr. Johnson advanced the Company $558,573 and $730,903, respectively, which has been accounted for as contributed capital.

During the year ended June 30,2001, the Company advanced U-Check, Inc. (U-Check), a corporation solely owned by Mr. Johnson $540,930. At June 30, 2001, the Company had a receivable from U-Check totaling $1,359,980. These advances consisted of operating capital and labor costs paid for by the Company on behalf of U-Check. Due to adverse financial conditions experienced by U-Check, the Company determined the advances from U-Check would not be realizable. Accordingly, the Company has written off the entire balance. Because Mr. Johnson controls U-Check, the write-off of $1,359,980 was treated as a capital distribution to Mr. Johnson. During the year ended June 30, 2002, the Company advanced $217,694 to U-Check, which was treated as a capital distribution to Mr. Johnson.

In March 2001, the Company issued 200,000 shares of common stock to Mr. Neldon Johnson in exchange for wages. These shares had a value of $1.55 per share or $310,000.

NOTE 3 - NOTES PAYABLE

Notes payable at June 30, 2002, consisted of the following:

  Notes payable to a financing company; non-interest
    bearing secured by an automobile due November 2005      20,866
                                                         ---------
          Total                                          $  20,866
          Less: Current portion                             (5,971)
                                                         ---------
          Net Long-Term Debt                             $  14,895
                                                         =========

Annual maturities of long-term debt as of June 30, 2002 for each of the next five years are as follows:

          Year Ending December 31:
                   2003                                  $   5,971
                   2004                                      5,971
                   2005                                      5,971
                   2006                                      2,953

  NOTE 4 - OBLIGATION UNDER CAPITAL LEASES/NET INVESTMENT IN DIRECT FINANCING LEASES

  In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership (U-Check, Inc.) under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases expire in May 2003. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2002:

          Year Ending June 30,
                   2003                                     $  43,890
                                                            ---------
     Total Minimum Lease Payments                              43,890
             Less: amount representing interest                (4,412)
                                                            ---------
             Present value of net minimum lease payments       39,478
             Less: current portion                            (39,478)
                                                            ---------
             Obligation Under Capital Leases  - Long-Term   $       -
                                                            =========

  At June 30, 2002, the Company has an investment in direct financing leases totaling $39,478. The following is a schedule by years of future minimum lease proceeds from the related party company:

          Year Ending June 30,
                   2003                                     $  43,890
                                                            ---------
       Total Minimum Lease Payments Receivable                 43,890
          Less: amount representing interest                   (4,412)
                                                            ---------
          Present value of net minimum lease proceeds          39,478
          Less: current portion                               (39,478)
                                                            ---------
          Investment in Direct Financing Leases - Long Term $       -
                                                            =========

  NOTE 5 - PREFERRED STOCK

  Series A Preferred Stock -- In July 2000, the Company issued to certain Employees/Directors 2,000,000 shares of preferred stock in lieu of a $2,000 bonus. The preferred shares have equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

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

  Series B Preferred Stock -- In connection with the employment agreements, the Company issued 300,000 shares of convertible preferred stock. Each preferred share has equal dividend rights to the common shares, has no dividend requirements, has no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share of the convertible preferred stock is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of a stock option. See Note 7 for the Company's accounting policy and treatment for the issuance of stock options.

  NOTE 6 - COMMON STOCK

  Common Stock Issued For Cash -- During the years ended June 30, 2002 and 2001, the Company placed 5,000,000 and 500,000 shares, respectively, of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. During the year ended June 30, 2002, 188,400 shares were sold for proceeds of $155,197 at prices ranging from $0.67 to $1.11 per share. The $155,197 in proceeds was used to pay professional fees. During the year ended June 30, 2001, 311,600 shares had been sold for proceeds of $333,386 at prices ranging from $1.00 to $2.00 per share. Of the $333,386 of proceeds, $130,603 was used to cover legal fees and $202,783 was returned to the Company. At June 30, 2002, there was a balance of 5,000,000 shares left in escrow with no cash remaining in the escrow account.

  During the year ended June 30, 2002, the Company issued 128,000 shares of common stock to an individual in exchange for $45,000 in cash, at prices ranging from $0.25 to $0.71 per share.

  During May and June 2002, the Company issued 400,000 shares of restricted common stock to an individual in exchange for $100,000 in cash, or $0.25 per share. As part of this transaction, the Company guaranteed that: i) if the stock is not trading at $2.00 per share 75 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; ii) if the stock is not trading at $2.00 per share 150 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance and;
  iii) if the stock is not trading at $1.00 per share 1 year subsequent to the agreement date, the Company will issue an additional 100,000 shares. As of August 11, 2002, the Company's stock was not trading at $2.00 per share and the Company has agreed to issue an additional 80,000 shares of common stock. These shares will be issued with no additional value given.

  Common Stock Issued For Services -- During October 2001, the Company filed an S-8 Registration Statement for the issuance of 150,000 common shares. Of the 150,000 shares, 100,000 were pursuant to a consulting agreement and the remaining 50,000 were for legal services to two different firms. The shares were valued at $216,000 or $1.44 per share. In July 2001, the Company issued 25,000 shares of common stock to an individual in exchange for services performed during February through July 2001. The shares were valued at $28,500 or $1.14 per share.

  During the year ended June 30, 2001, in conjunction with various employment agreements and for other services rendered to the Company, the Company issued 421,000 shares of common stock at prices ranging from $1.12 to $2.25 or $838,860. Also, as mentioned in Note 2, the Company issued 200,000 shares of common stock to Neldon Johnson in exchange for wages. The shares had a value of $1.55 per share or $310,000.

  Other Common Stock Issuances-- In November 2000, the Company issued 200,000 shares of common stock to an individual who had agreed to guarantee a $3,000,000 loan in connection with a building project. The number of shares was to be increased proportionately to the extent that the amount of the loan guaranteed exceeded $3,000,000. Between November 2000 and June 2001, the Company issued 200,000 common shares valued at $209,520, which was the market value on the date of issuance. The $209,520 was initially capitalized as part of the costs of the building project. During 2002, the Company abandoned the building project and reclassified the $209,520 as an expense.

  In November 2000, the Company issued 10,000 shares of common stock to an individual for a Sellers Financing Agreement in connection with the building project. On the date of issuance, the 10,000 shares issued had a fair value of $9,000 or $0.90 per share. By June 30, 2001, the project was abandoned and the $9,000 was reclassified as an expense.

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

  Employee Grants -- In August 2000, as part of employment agreements, the Company issued options to purchase 1,000,000 shares of common stock. These options are exercisable at $3.00 per share, vest 100,000 shares per year over a ten year period and expire ten years from the date of issuance. The exercise price of $3.00 per share was greater than the market value of the shares of the date of issuance. Accordingly, no compensation expense will be recognized for the options.

  During the year ended June 30, 2001, the Company issued 300,000 shares of convertible preferred stock to employees. Each preferred share is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of stock options.

  Outstanding Stock Options -- A summary of stock option activity for the year ending June 30, 2002 and 2001 is as follows:

                                                              Weighted
                                                               Average
                                   Options    Price Range   Exercise Price
                                ------------  ------------  --------------
    Balance, June 30, 2000                -     $      -       $      -
       Granted                    1,600,000         3.00           3.00
                                 ----------
    Balance, June 30, 2001        1,600,000         3.00           3.00
       Granted                            -            -              -
                                 ----------
    Balance, June 30, 2002        1,600,000         3.00           3.00
                                 ==========
    Exercisable, June 30, 2002      800,000         3.00           3.00
                                 ==========

  A summary of stock options outstanding and exercisable as of June 30, 2002 follows:


                            Options Outstanding       Options Exercisable
                          -----------------------   ------------------------
                           Weighted-
                            Average    Weighted-
  Range of     Number      Remaining    Average        Number      Weighted-
  Exercise  Outstanding   Contractual   Exercise     Exercisable   Exercise
  Prices     at 6/30/02       Life       Price       at 6/30/02     Price
 ---------  -----------   -----------  ----------   ------------   ---------
 $  3.00     1,600,000        8.15       $ 3.00        800,000      $ 3.00

  There was no stock-based compensation charged to operations for the year ended June 30, 2001 from options granted to employees and directors due to the exercise price being greater than the market value of the shares on the date of issuance. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below for the years ended June 30, 2002 and 2001. The weighted average assumptions used to estimate the fair value of each option grant using the Black-Scholes option-pricing model, are also presented:

                                                   June 30,       June 30,
                                                     2002           2001
                                                 ------------   ------------
            Net loss:
               As reported                       $ (1,207,757)  $ (1,958,865)
               Pro forma                           (1,641,177)    (3,885,948)
            Basic and diluted loss per share:
               As reported                              (0.06)         (0.10)
               Pro forma                                (0.08)         (0.20)
            Weighted average assumptions:
               Fair value of common stock        $          -   $       2.25
               Risk free interest rate                      -           5.73%
               Volatility                                   -            137%
               Dividend yield                               -              0%
               Expected life of options in years            -           8.13

  NOTE 8 - OPERATING LEASES

  The Company commenced leasing additional office space during the year ended June 30, 2002 on a month-to-month basis. This lease was accounted for as an operating lease. Rental expense for the year ended June 30, 2002 was $6,450.

  NOTE 9 - INCOME TAXES

  The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2002 and 2001. The following presents the components of the net deferred tax asset at June 30, 2002:

       Operating loss carryforwards                 $  957,048
       Accumulated depreciation/amortization               681
                                                    ----------
       Net Deferred Tax Assets Before Valuation
         Allowance                                     957,729

       Less: Valuation Allowance                      (957,729)
                                                    ----------
       Net Deferred Tax Asset                       $        -
                                                    ==========

  The Company has net operating loss carryforwards of $2,565,811 that expire, if unused through 2022.

  The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2002 and 2001:

                                                           June 30,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------
       Income tax benefit at statutory rate (34%)   $ (410,637) $ (666,014)
       Deferred tax valuation allowance change         298,947     376,540
       Non deductible expenses/taxable income          151,546     354,117
       State taxes net of federal benefit              (39,856)    (64,643)
                                                    ----------  ----------
       Provision for Income Taxes                   $        -  $        -
                                                    ==========  ==========

  NOTE 10 - LEGAL CONTINGENCIES

  Legal Contingencies -- On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company's principles that occurred between June 1995 and June 1996.

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

  During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. However, the Company accrued $34,636 at June 30, 2002 regarding this claim.

  Payroll Tax Contingency -- During the year ended June 30, 2001, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities as of June 30, 2002. These balances, including potential penalties and interest, in the total amount of $189,115 has been reflected in the financial statements.

  NOTE 11 - SUBSEQUENT EVENTS (Unaudited)

  Subsequent to June 30, 2002, the Company issued 466,600 shares of restricted common stock to individuals in exchange for $112,000 in cash, at prices ranging from $0.20 to $0.35 per share.

  During the year ended June 30, 2002, the Company placed 5,000,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate account to be used at the Company's and the attorney's discretion. During July through September 2002, 217,000 shares were sold for proceeds of $84,202 at prices ranging from $0.27 to $0.52 per share. Subsequent to the shares being sold there was a balance of 4,783,000 shares left in escrow. The $84,202 in proceeds was used to pay professional fees and there was no remaining cash in the escrow account.

  On August 11, 2002, the Company's stock was not trading at $2.00 per share. The Company has agreed to issue an additional 80,000 shares in connection with a stock agreement discussed in Note 5.

                            CERTIFICATIONS


I, Neldon Johnson, certify that:

   1. I have reviewed this annual report on Form 10-KSB of International Automated Systems, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 2, 2002


/s/  Neldon Johnson
---------------------------
Neldon Johnson
President, Chief Executive Officer



I, LaGrand Johnson, certify that:

   1. I have reviewed this annual report on Form 10-KSB of International Automated Systems, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 2, 2002


/s/ LaGrand Johnson
---------------------------
LaGrand Johnson
Chief Financial Officer