Form 10QSB
period 2002-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2002-11-19
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended September 30, 2002

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


As of November 14, 2002 Registrant had 19,321,740 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

PART I

ITEM 1              FINANCIAL STATEMENTS

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                      September 30,  June 30,
                                                          2002         2002
                                                       ----------   ----------
                             ASSETS

Current Assets
 Cash                                                  $   25,101   $        -
 Net investment in direct financing leases
  - related party - current portion                        38,546       39,478
                                                       ----------   ----------
      Total Current Assets                                 63,647       39,478
                                                       ----------   ----------
  Property and Equipment
 Computer and electronic equipment                         40,893       40,215
 Automobiles                                               51,514       51,514
 Mobile office                                             11,764       11,764
                                                       ----------   ----------
      Total Property and Equipment                        104,171      103,493
 Accumulated depreciation                                 (75,610)     (73,407)
                                                       ----------   ----------
  Net Property and Equipment                               28,561       30,086
                                                       ----------   ----------

Other Assets - Patents, net of
 accumulated amortization of
 $80,451 and $77,516, respectively                        178,845      181,780
                                                       ----------   ----------

Total Assets                                           $  271,053   $  251,344
                                                       ==========   ==========

        See the accompanying notes to the condensed financial statements.



                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)



                                                      September 30,  June 30,
                                                           2002        2002
                                                       ----------   ----------

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Funds drawn in excess of cash in bank                 $        -   $    5,084
 Accounts payable                                         143,736      209,274
 Accrued  payroll and related expenses                    194,584      191,888
 Notes payable-current portion                              5,971        5,971
 Obligations under capital leases - current portion        38,546       39,478
                                                       ----------   ----------
    Total Current Liabilities                             382,837      451,695

Long-Term Liabilities - Notes payable                      13,343       14,895
                                                       ----------   ----------
Total Liabilities                                         396,180      466,590
                                                       ----------   ----------

Stockholders' Deficit
 Preferred stock, Class A, no par value, 4,400,000
  shares authorized, 3,400,000 shares issued and
  outstanding                                             294,786      294,786
 Preferred stock, Class B, no par value, 600,000
  shares authorized, 300,000 shares issued and
  outstanding                                                   -            -
 Common stock, no par value, 45,000,000 shares
  authorized, 18,436,740 and 17,749,334 issued
  and outstanding, respectively                         8,600,270    8,388,137
 Deficit accumulated during the development stage      (9,020,183)  (8,898,169)
                                                       ----------   ----------
    Total Stockholders' Deficit                          (125,127)    (215,246)
                                                       ----------   ----------

Total Liabilities and Stockholders' Deficit            $  271,053   $  251,344
                                                       ==========   ==========

        See the accompanying notes to the condensed financial statements.



                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For the Period
                                            For the Three        From Inception
                                            Months Ended          September 26,
                                            September 30,         1986) Through
                                       -------------------------  September 30,
                                          2002          2001          2002
                                       -----------   -----------   -----------
Revenue
 Sales                                 $         -   $         -   $   111,226
 Income from related party                       -             -        32,348
                                       -----------   -----------   -----------
    Total Revenue                                -             -       143,574
                                       -----------   -----------   -----------

Cost of Sales
 Cost of sales                                   -             -        81,927
 Write down of carrying value
  of inventories                                 -             -       216,186
                                       -----------   -----------   -----------
    Total Cost of Sales                          -             -       298,113
                                       -----------   -----------   -----------

Gross Loss                                       -             -      (154,539)

Operating Expenses
 General and administrative                 61,182        95,180     4,351,081
 Research and development expense           56,793        56,456     4,001,207
 Amortization expense                        2,935         2,647        82,331
 Litigation settlement expense                   -             -       170,634
                                       -----------   -----------   -----------
   Total Operating Expenses                120,910       154,283     8,605,253
                                       -----------   -----------   -----------

Operating Loss                            (120,910)     (154,283)   (8,759,792)

Other Income and (Expenses)
 Loss on disposal of property
  and equipment                                  -             -       (17,359)
 Forfeiture of deposits                          -             -      (236,803)
 Interest income                                 -            16        22,444
 Interest expense                           (1,104)         (347)      (28,673)
                                       -----------   -----------   -----------
   Net Other Expense                        (1,104)         (331)     (260,391)
                                       -----------   -----------   -----------

Net Loss                               $  (122,014)  $  (154,614)  $(9,020,183)
                                       ===========   ===========   ===========
Basic and Diluted Loss Per Share       $     (0.01)  $     (0.01)
                                       ===========   ===========
Common and Preferred Shares Used
 In Per Share Calculation               21,801,625    20,625,368
                                       ===========   ===========


        See the accompanying notes to the condensed financial statements.




                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Period
                                                    For the Three     From Inception
                                                    Months Ended       September 26,
                                                    September 30,      1986) Through
                                               ----------------------  September 30,
                                                  2002       2001          2002
                                               ---------- -----------  ------------
Cash Flows From Operating Activities
 Net loss                                      $ (122,014) $ (154,614) $ (9,020,183)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities
 Amortization                                       2,935       2,647        82,331
 Depreciation                                       2,203       2,742       207,553
 Stock based compensation                           1,903      28,500     1,798,907
 Forfeiture of deposits                                 -           -       236,803
 Loss on disposal of fixed assets                       -           -        17,359
 Patents abandoned                                      -           -       227,308
 Changes in current assets and liabilities:
 Accounts payable                                 (75,706)    (12,462)      133,568
 Accrued liabilities                                2,696     (16,333)      194,583
                                               ----------  ----------  ------------
   Net Cash From Operating Activities            (187,983)   (149,520)   (6,121,771)

Cash Flows From Investing Activities
 Purchases of property and equipment                 (678)          -      (240,635)
 Purchase of rights to technology                       -           -      (486,603)
 Organization costs                                     -           -        (1,880)
 Net cash advanced to related party                (9,792)   (119,014)   (1,640,720)
 Proceeds from capital lease receivable                 -           -        44,220
 Repayment of cash loaned to related party              -           -        53,254
                                               ----------  ----------  ------------
   Net Cash From Investing Activities             (10,470)   (119,014)   (2,272,364)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock           196,204      76,278     2,192,133
 Cash from controlling shareholder                 23,818     203,459     6,254,695
 Payments for treasury stock                            -           -        (3,325)
 Payments for stock offering costs                      -           -       (56,509)
 Decrease in bank overdraft                         5,084      (9,827)       10,168
 Proceeds from net borrowings from related par          -           -        78,101
 Proceeds from notes payable                            -           -        29,857
 Payments on note payable and obligations
  under capital lease                              (1,552)     (1,376)      (85,884)
                                               ----------  ----------  ------------
   Net Cash From Financing Activities             223,554     268,534     8,419,236
                                               ----------  ----------  ------------

Net Increase In Cash and Cash Equivalents          25,101           -        25,101

Cash and Cash Equivalents at Beginning
 of Period                                              -           -             -
                                               ----------  ----------  ------------

Cash and Cash Equivalents at End of Period     $   25,101  $        -  $     25,101
                                               ==========  ==========  ============
Supplemental Cash Flow Information
 Cash Paid for interest                        $    1,104   $     347


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

     The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2002. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2003.

NOTE 2--RELATED PARTY TRANSACTIONS

     For the three months ending September 30, 2002, the controlling shareholder, Neldon Johnson, contributed $23,818 as additional paid-in capital. No additional preferred or common stock was issued to Mr. Johnson in relation to these contributions.

     For the three months ended September 30, 2002, the Company advanced U-Check, Inc.(U-Check), a corporation controlled by Mr. Johnson, $9,792, which was treated as a capital distribution to Mr. Johnson.

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

     During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. However, the Company accrued $34,636 at September 30, 2002 regarding this claim.

     Payroll Tax Contingency - During the year ended June 30, 2001, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities as of September 30, 2002. These balances, including potential penalties and interest, have been reflected in the financial statements.

NOTE 4--BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred net losses of $122,014 and $154,614 for the three-month periods ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company's losses accumulated from inception totaled $9,020,183. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 5 -EQUITY

     Common Stock - During the year ended June 30, 2002, the Company placed 5,000,000 shares of common stock in escrow with an attorney to be sold.
     Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At September 30, 2002, there was a balance of 4,783,000 shares left in escrow. During the three months ended September 30, 2002, 217,000 shares were sold for proceeds of $84,204 at prices ranging from $0.26 to $0.61 per share. The $84,204 in proceeds was used to pay professional fees. At September 30, 2002 there was no remaining cash balance in the escrow account.
     During the three months ended September 30, 2002, the Company issued 466,600 shares of restricted common stock to individuals in exchange for $112,000 in cash, at prices ranging from $0.20 to $0.35 per share.

     In July 2002, the Company issued 3,806 shares of common restricted stock to an individual in exchange for services performed. The shares were valued at $1,903 or $0.50 per share.

     As discussed in Note 2, the controlling shareholder contributed a net of $14,026 to additional paid-in capital.

NOTE 6 - SUBSEQUENT EVENTS

     In October 2002, the Company entered into consulting agreements with individuals to provide planning and development services. The agreement is to be in effect for 180 days. As compensation for these services, the Company issued 865,000 shares of common stock valued at $0.45 per share or $398,250. The Company also issued 20,000 common shares for legal services valued at $9,000 or $0.45 per share. In connection with these transactions,
     the   Company  issued  an  S-8  registration  statement  to  register  the
     885,000shares.




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

Liquidity and Capital Resources

As of September 30, 2002, total current assets were $63,647 and total assets were $271,053 compared to total current assets $39,478 and total assets $251,344 as of June 30, 2002.

As of September 30, 2002, Registrant had total liabilities of $396,180 and shareholders' deficit of $125,127 as compared to total liabilities of $466,590 and shareholders' deficit of $215,246 as of June 30, 2002. The deficit accumulated during the development stage was $9,020,183 as of September 30, 2002, compared to $8,898,169 as of June 30, 2002. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of September 30, 2002, the ratio of current assets to current liabilities was approximately 0.17 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005, and capital lease obligations for various equipment. The lease obligations expire in May 2003. The following is a schedule by year of the payments on these contractual obligations.


                              Payments Due by Period
                                          Less
  Contractual                            than 1        1 - 3
  Obligations               Total         year         years
---------------           --------      --------      --------
Long-Term Debt            $ 19,314      $  5,971      $ 13,343
Capital lease
  obligations               38,546        38,546            --
                          --------      --------      --------
Total Contractual
     Cash Obligations     $ 57,860      $ 44,517      $ 13,343
                          ========      ========      ========




Results of Operations

For the quarter ended September 30, 2002, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended September 30, 2002, registrant had total operating expenses of $120,910 compared to expenses of $154,283 during the same quarter of a year earlier. As of September 30, 2002, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $122,014 compared to a net loss of $154,614 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to $0.01 for the same quarter a year earlier. For the quarter ended September 30, 2002, general and administrative expenses were $61,182 compared to $95,180 and research development expenses were $56,793 compared to $56,456 a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative expenses.

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

Item 3: Controls and Procedures

(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. However, the Company has accrued $34,636 at September 30, 2002 regarding this claim.

The Company has filed a civil action complaint in the United States District Court for the District of Utah Central Division against Optimal Robotics Corp. and PSC, Inc. alleging patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C. Sections 271, 281, 283, 284 and 285. Discovery is presently in progress.

The Company has filed a civil action complaint in the United States District Court for the district of Utah Central division against The Kroger
Company alleging patent infringement arising under the patent infringement arising under the patent laws of the United States, and more specifically, under Title 35, U.S.C., sections 271, 281, 283, 284, and 285.

Item 2.  Changes in Securities

In July 2002, the Company issued 150,000 shares of common restricted stock to an individual in exchange for $30,000. The shares were valued at $0.20 per share.

In July 2002, the Company issued 3,806 shares of common restricted stock to an individual in exchange for services performed through July 2002. The shares were valued at $1,903 or $0.50 per share.

In August 2002, the Company issued 128,000 shares of common restricted stock to an individual in exchange for $32,000. The shares were valued at $0.25 per share.

In August 2002, the Company issued 160,000 shares of common restricted stock to an individual in exchange for $40,000. The shares were valued at $0.25 per share.

In August 2002, the Company issued 28,600 shares of common restricted stock to an individual in exchange for $10,000. The shares were valued at $0.35 per share.

During October 2002, the Company filed an S-8 Registration Statement for the issuance of 885,000 common shares. Of the 885,000 shares, 865,000 were pursuant to a consulting agreement and the remaining 20,000 were for legal services.

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


     Date: November 18, 2002

                               International Automated Systems, Inc.

                               By: \s\ Neldon Johnson
                               ----------------------
                               Neldon Johnson
                               President and Chief Executive Officer


                             Attachment A

                 Form of Certification for Form 10-QSB

                            CERTIFICATIONS*

I, Neldon Johnson, certify that:

               1. I have reviewed this quarterly report on Form 10-QSB of International Automated Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002

/s/  Neldon Johnson
____________________________________
Neldon Johnson
President and Chief Executive Officer



                             Attachment A

                 Form of Certification for Form 10-QSB

                            CERTIFICATIONS*

I, LaGrand Johnson, certify that:

               1. I have reviewed this quarterly report on Form 10-QSB of International Automated Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002

/s/  LaGrand Johnson
____________________________________
LaGrand Johnson
Chief Financial Officer and Director