Form 10QSB
period 2002-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2003-02-18
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended December 31, 2002

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


As of February 17, 2003 Registrant had 19,746,740 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

PART I

ITEM 1              FINANCIAL STATEMENTS

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    December 30,   June 30,
                                                        2002         2002
                                                     ----------   ----------
                         ASSETS

Current Assets
 Cash                                                $   14,656   $        -
 Net investment in direct financing leases -
  related party - current portion                             -       39,478
                                                     ----------   ----------
    Total Current Assets                                 14,656       39,478
                                                     ----------   ----------

Property and Equipment
 Computer and electronic equipment                       40,893       40,215
 Automobiles                                             51,514       51,514
 Mobile office                                           11,764       11,764
                                                     ----------   ----------
    Total Property and Equipment                        104,171      103,493
  Accumulated depreciation                              (77,814)     (73,407)
                                                     ----------   ----------
    Net Property and Equipment                           26,357       30,086
                                                     ----------   ----------

Other Assets - Patents, net of accumulated
 amortization of $83,386 and $77,516, respectively      175,910      181,780
                                                     ----------   ----------

Total Assets                                         $  216,923   $  251,344
                                                     ==========   ==========



     See the accompanying notes to the condensed financial statements.




                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)


                                                    December 30,   June 30,
                                                        2002         2002
                                                     ----------   ----------

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Funds drawn in excess of cash in bank               $    5,469   $    5,084
 Accounts payable                                       154,811      209,274
 Accrued  payroll and related expenses                  185,865      191,888
 Notes payable-current portion                            5,971        5,971
 Obligations under capital leases - current portion      29,969       39,478
                                                     ----------   ----------
    Total Current Liabilities                           382,085      451,695
                                                     ----------   ----------

Long-Term Liabilities - Notes payable                    11,819       14,895
                                                     ----------   ----------

Total Liabilities                                       393,904      466,590
                                                     ----------   ----------

Stockholders' Deficit
 Preferred stock, Class A, no par value,
  4,400,000 shares authorized, 3,400,000
  shares issued and outstanding                         294,786      294,786
 Preferred stock, Class B, no par value,
  600,000 shares authorized, 300,000 shares
  issued and outstanding                                      -            -
 Common stock, no par value, 45,000,000 shares
  authorized, 19,746,740 and 17,749,334 issued and
  outstanding, respectively                           9,103,395    8,388,137
 Deficit accumulated during the development stage    (9,575,162)  (8,898,169)
                                                     ----------   ----------

   Total Stockholders' Deficit                         (176,981)    (215,246)
                                                     ----------   ----------

Total Liabilities and Stockholders' Deficit          $  216,923   $  251,344
                                                     ==========   ==========



     See the accompanying notes to the condensed financial statements.





                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                       For the Period
                                         For the Three              For the Six        From Inception
                                          Months Ended              Months Ended       (September 26,
                                          December 31,               December 31,      1986) Through
                                     -----------------------   -----------------------  December 31,
                                        2002         2001         2002         2001         2002
                                     ----------   ----------   ----------   ----------   -----------
Revenue
 Sales                               $        -   $        -   $        -   $        -   $   111,226
 Income from related party                    -            -            -            -        32,348
                                     ----------   ----------   ----------   ----------   -----------
   Total Revenue                              -            -            -            -       143,574

Cost of Sales
 Cost of sales                                -            -            -            -        81,927
 Write down of carrying value of
  inventories                                 -            -            -            -       216,186
                                     ----------   ----------   ----------   ----------   -----------
   Total Cost of Sales                        -            -            -            -       298,113
                                     ----------   ----------   ----------   ----------   -----------

Gross Loss                                    -            -            -            -      (154,539)

Operating Expenses
 General and administrative             489,590      319,859      550,772      415,039     4,840,671
 Research and development expense        58,683       51,642      115,476      108,098     4,059,890
 Amortization expense                     2,935        2,647        5,870        5,294        85,266
 Litigation settlement expense                -            -            -            -       170,634
                                     ----------   ----------   ----------   ----------   -----------
  Total Operating Expenses              551,208      374,148      672,118      528,431     9,156,461
                                     ----------   ----------   ----------   ----------   -----------

Operating Loss                         (551,208)    (374,148)    (672,118)    (528,431)   (9,311,000)

Other Income and (Expenses)
 Loss on disposal of property and
  equipment                                   -            -            -            -       (17,359)
 Forfeiture of deposits                       -            -            -            -      (236,803)
 Interest income                              -           41            -           57        22,444
 Interest expense                        (3,771)        (997)      (4,875)      (1,344)      (32,444)
                                     ----------   ----------   ----------   ----------   -----------
  Net Other Expense                      (3,771)        (956)      (4,875)      (1,287)     (264,162)
                                     ----------   ----------   ----------   ----------   -----------

Net Loss                             $ (554,979)  $ (375,104)  $ (676,993)  $ (529,718)  $(9,575,162)
                                     ==========   ==========   ==========   ==========   ===========

Basic and Diluted Loss Per Share     $    (0.02)  $    (0.02)  $    (0.03)  $    (0.03)
                                     ==========   ==========   ==========   ==========

Common and Preferred Shares Used
 In Per Share Calculation            23,136,410   20,821,708   22,489,497   20,723,253
                                     ==========   ==========   ==========   ==========


     See the accompanying notes to the condensed financial statements.





                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the Period
                                                                           From Inception
                                                  For the Six Months Ended (September 26,
                                                        December 31,        1986 Through
                                                  -----------------------   December 31,
                                                     2002         2001          2002
                                                  ----------   ----------   ------------
Cash Flows From Operating Activities
 Net loss                                         $ (676,993)  $ (529,718)  $ (9,575,162)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities
   Amortization                                        5,870        5,294         85,266
   Depreciation                                        4,407        4,600        209,757
   Stock based compensation                          422,903      219,259      2,219,907
   Forfeiture of deposits                                  -            -        236,803
   Loss on disposal of fixed assets                        -            -         17,359
   Patents abandoned                                       -            -        227,308
   Changes in current assets and liabilities:
   Accounts payable                                  (54,463)     (66,976)       154,811
   Accrued liabilities                                (6,023)        (244)       185,864
                                                  ----------   ----------   ------------
   Net Cash From Operating Activities               (304,299)    (367,785)    (6,238,087)

Cash Flows From Investing Activities
 Purchases of property and equipment                    (678)      (1,435)      (240,635)
 Purchase of rights to technology                          -            -       (486,603)
 Organization costs                                        -            -         (1,880)
 Net cash advanced to related party                   (9,792)    (171,683)    (1,640,720)
 Proceeds from capital lease receivable                    -            -         44,220
 Repayment of cash loaned to related party                 -            -         53,254
                                                  ----------   ----------   ------------
   Net Cash From Investing Activities                (10,470)    (173,118)    (2,272,364)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock              262,607      139,287      2,258,536
 Cash from controlling shareholder                    78,086      417,250      6,308,963
 Payments for treasury stock                               -            -         (3,325)
 Payments for stock offering costs                         -            -        (56,509)
 Decrease (increase) in bank overdraft                   385      (13,152)         5,469
 Proceeds from net borrowings from related party           -            -         78,101
 Proceeds from notes payable                               -            -         29,857
 Payments on note payable and obligations under
  capital lease                                      (11,653)      (2,482)       (95,985)
                                                  ----------   ----------   ------------
   Net Cash From Financing Activities                329,425      540,903      8,525,107
                                                  ----------   ----------   ------------

Net Increase In Cash and Cash Equivalents             14,656            -         14,656

Cash and Cash Equivalents at Beginning of Period           -            -              -
                                                  ----------   ----------   ------------

Cash and Cash Equivalents at End of Period        $   14,656   $        -   $     14,656
                                                  ==========   ==========   ============
Supplemental Cash Flow Information
 Cash paid for interest                           $    4,875   $    1,344

Non-Cash Investing and Financing Activities
 Payment by U-Check of IAS lease                  $      932   $        -
 Impairment of U-Check receivable treated as a
  distribution to the controlling shareholder         38,546            -


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

NOTE 2--RELATED PARTY TRANSACTIONS

     For the six months ended December 31, 2002, the controlling shareholder, Neldon Johnson, contributed $78,086 as additional paid-in capital. No additional preferred or common stock was issued to Mr. Johnson in relation to these contributions.

     For the six months ended December 31, 2002, the Company advanced U-Check, Inc. (U-Check), a corporation controlled by Mr. Johnson, $9,792. As of December 31, 2002, the Company had an outstanding lease receivable of $38,546 due from U-Check. Due to economic conditions and financial difficulties experienced by U-Check the Company determined that the lease receivable was impaired. All amounts have been written off as a capital distribution to Mr. Johnson.

NOTE 3-CONTINGENCIES AND COMMITMENTS

     Legal Contingencies - On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company's principals that occurred between June 1995 and June 1996.

     At the end of July 2001, the president of the Company, on behalf of the Company, approved a settlement recommendation to be presented to the SEC as a full compromise of the matter.

     During December 2002, the Company received notification from the SEC that the proposed settlement agreement had been rejected. The Company is currently unaware of how the SEC intends to pursue this action and any possible liability resulting from this action is undeterminable.

     The Company's continued existence depends heavily on equity financing and cash contributions from the controlling shareholder. These cash contributions result from the controlling shareholder selling personal shares of common stock on the open market. Should this formal action be settled in a manner unfavorable to the Company, the SEC could prohibit future equity transactions and cash contributions from the controlling shareholder.

     During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. During the six months ended December 31, 2002, the Company made payments totaling $10,100, leaving an accrued balance of $24,536.

     Payroll Tax Contingency - During the year ended June 30, 2001, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities as of December 31, 2002. These balances, including potential penalties and interest, have been reflected in the financial statements.

NOTE 4--BUSINESS CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred net losses of $676,993 and $529,718 for the six-month periods ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company's losses accumulated from inception totaled $9,575,162. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 5 -EQUITY

     Common Stock - During the year ended June 30, 2002, the Company placed 5,000,000 shares of common stock in escrow with an attorney to be sold.
     Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At December 31, 2002, there was a balance of 4,583,000 shares left in escrow. During the six months ended December 31, 2002, 417,000 shares were sold for proceeds of $150,607 at prices ranging from $0.26 to $0.61 per share. Of the proceeds, $115,851 was used to pay professional fees and the remaining $20,100 was used to pay miscellaneous Company expenses. At December 31, 2002 there was $14,656 remaining in the escrow account.

     During the six months ended December 31, 2002, the Company issued 626,600 shares of restricted common stock to individuals in exchange for $112,000 in cash, at prices ranging from $0.20 to $0.35 per share.

     During the six months ended December 31, 2002, the Company issued 68,806 shares of restricted common stock to individuals in exchange for services performed. The shares were valued at $24,653, at prices ranging from $0.35 to $0.50 per share.

     In October 2002, the Company entered into consulting agreements with individuals to provide planning and development services. The agreement is to be in effect for 180 days. As compensation for these services, the Company issued 865,000 shares of common stock valued at $0.45 per share or $389,250. The Company also issued 20,000 common shares for legal services valued at $9,000 or $0.45 per share. In connection with these transactions, the Company issued an S-8 registration statement to register the 885,000 shares.

     As discussed in Note 2, the controlling shareholder contributed a net of $29,748 to additional paid-in capital.

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

Liquidity and Capital Resources

As of December 30, 2002, total current assets were $14,656 and total assets were $216,923 compared to total current assets $39,478 and total assets $251,344 as of June 30, 2002.

As of December 30, 2002, Registrant had total liabilities of $393,904 and shareholders' deficit of $176,981 as compared to total liabilities of $466,590 and shareholders' deficit of $215,246 as of June 30, 2002. The deficit accumulated during the development stage was $9,575,162 as of December 30, 2002, compared to $8,898,169 as of June 30, 2002. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of December 30, 2002, the ratio of current assets to current liabilities was approximately 0.04 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005, and capital lease obligations for various equipment. The lease obligations expire in May 2003. The following is a schedule by year of the payments on these contractual obligations.


                              Payments Due by Period
                                          Less
  Contractual                            than 1        1 - 3
  Obligations               Total         year         years
-----------------         --------      --------      --------
Long-term debt            $ 17,790      $  5,971      $ 11,819
Capital lease
  obligations               29,969        29,969            --
                          --------      --------      --------
Total Contractual
  Cash Obligations        $ 47,759      $ 35,940      $ 11,819
                          ========      ========      ========

Results of Operations

For the quarter ended December 30, 2002, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended December 30, 2002, registrant had total operating expenses of $551,208 compared to expenses of $374,148 during the same quarter of a year earlier. As of December 30, 2002, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $554,979 compared to a net loss of $375,104 for the same quarter a year earlier. For the quarter, the net loss per share was $0.02 compared to $0.02 for the same quarter a year earlier. For the quarter ended December 30, 2002, general and administrative expenses were $489,590 compared to $319,859 and research development expenses were $58,683 compared to $51,642 a year earlier. The increase in net loss is primarily due to the 865,000 shares issued as part of consulting agreements entered into by the Company.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company's principals that occurred between June 1995 and June 1996.

At the end of July 2001, the president of the Company, on behalf of the Company, approved a settlement recommendation to be presented to the SEC as a full compromise of the matter.

During December 2002, the Company received notification that the SEC had rejected the settlement agreement offered by the Company's President. The Company is currently unaware of how the SEC intends to pursue this action and any possible liability resulting from this action is undeterminable.

The Company's continued existence depends heavily on equity financing and cash contributions from the controlling shareholder. These cash contributions result from the controlling shareholder selling personal shares of common stock on the open market. Should this formal action be settled in a manner unfavorable to the Company, the SEC could prohibit future equity transactions and cash contributions from the controlling shareholder.

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. The Company has paid $10,100 toward the settlement of this claim.

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

Item 2.  Changes in Securities

In July 2002, the Company issued 150,000 shares of restricted common stock to an individual in exchange for $30,000. The shares were valued at $0.20 per share.

In July 2002, the Company issued 3,806 shares of restricted common stock to an individual in exchange for services performed through July 2002. The shares were valued at $1,903 or $0.50 per share.

In August 2002, the Company issued 128,000 shares of restricted common stock to an individual in exchange for $32,000. The shares were valued at $0.25 per share.

In August 2002, the Company issued 160,000 shares of restricted common stock to an individual in exchange for $40,000. The shares were valued at $0.25 per share.

In August 2002, the Company issued 28,600 shares of restricted common stock to an individual in exchange for $10,000. The shares were valued at $0.35 per share.

During August and October 2002, the Company issued 160,000 shares of restricted common stock to an individual to comply with a price guaranty. The shares had no value.

During October 2002, the Company filed an S-8 Registration Statement for the issuance of 885,000 common shares for $398,250 or $0.45 per share. Of the 885,000 shares, 865,000 were pursuant to a consulting agreement and the remaining 20,000 were for legal services.

During November 2002, the Company issued 65,000 shares of restricted common stock to individuals in exchange for services performed. The shares were valued at $22,750 or $0.35 per share.

During the six months ended December 31, 2002, the Company issued 417,000 shares of restricted common stock to individuals in exchange for $150,607.

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


     Date: February 18, 2003

                               International Automated Systems, Inc.

                               By: /s/ Neldon Johnson
                               ----------------------
                               Neldon Johnson
                               President and Chief Executive Officer




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


Date:  February 18, 2003


/s/ Neldon Johnson
_____________________________________
Neldon Johnson
President and Chief Executive Officer




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



Date:  February 18, 2003


/s/  LaGrand Johnson
_____________________________________
LaGrand Johnson
Chief Financial Officer and Director