Form 10QSB
period 2003-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2003-05-20
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2003

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


As of May 20, 2003 Registrant had 19,976,740 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.


PART I

ITEM 1              FINANCIAL STATEMENTS

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)



                                                                March 31,    June 30,
                                                                  2003         2002
--------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                          $   7,375   $        -
 Inventory                                                        41,493            -
 Net investment in direct financing leases - related party
  - current portion                                                    -       39,478
--------------------------------------------------------------------------------------
   Total Current Assets                                           48,868       39,478
--------------------------------------------------------------------------------------

Property and Equipment
 Computer and electronic equipment                                43,255       40,215
 Automobiles                                                      51,514       51,514
 Mobile office                                                    11,764       11,764

   Total Property and Equipment                                  106,533      103,493
 Accumulated depreciation                                        (79,668)     (73,407)
--------------------------------------------------------------------------------------
    Net Property and Equipment                                     26,865      30,086
--------------------------------------------------------------------------------------

Other Assets - Patents, net of accumulated amortization
 of $86,322 and $77,516, respectively                             172,974     181,780
--------------------------------------------------------------------------------------

Total Assets                                                   $  248,707  $  251,344
======================================================================================



See the accompanying notes to the condensed financial statements.






INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS (CONTINUED)
(Unaudited)


                                                               March 31,     June 30,
                                                                 2003          2002
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Funds drawn in excess of cash in bank                         $        -  $    5,084
 Accounts payable                                                 131,468     209,274
 Deposits from related parties                                    174,400           -
 Accrued  payroll and related expenses                            169,845     191,888
 Notes payable-current portion                                      5,971       5,971
 Obligations under capital leases - current portion                15,558      39,478
--------------------------------------------------------------------------------------
   Total Current Liabilities                                      497,242     451,695
--------------------------------------------------------------------------------------

Long-Term Liabilities - Notes payable                              10,295      14,895
--------------------------------------------------------------------------------------

Total Liabilities                                                 507,537     466,590
--------------------------------------------------------------------------------------

Stockholders' Deficit
 Preferred stock, Class A, no par value, 4,400,000 shares
  authorized, 3,400,000 shares issued and outstanding             294,786     294,786
 Preferred stock, Class B, no par value, 600,000 shares
  authorized, 300,000 shares issued and outstanding                     -           -
 Common stock, no par value, 45,000,000 shares
  authorized, 19,976,740 and 17,749,334 issued and
  outstanding, respectively                                     9,128,426   8,388,137
 Deficit accumulated during the development stage              (9,682,042) (8,898,169)
--------------------------------------------------------------------------------------
   Total Stockholders' Deficit                                   (258,830)   (215,246)
--------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                    $  248,707  $  251,344
======================================================================================




See the accompanying notes to the condensed financial statements.





INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                      For the Period
                                     For the Three Months     For the Nine Months     From Inception
                                             Ended                   Ended            (September 26,
                                           March 31,                March 31,          1986) Through
                                     ---------------------   -----------------------      March 31,
                                       2003        2002         2003         2002           2003
----------------------------------------------------------------------------------------------------
Revenue
 Sales                               $          $        -   $        -   $        -   $    111,226
 Income from related party                  -            -            -            -         32,348
----------------------------------------------------------------------------------------------------
   Total Revenue                            -            -            -            -        143,574
----------------------------------------------------------------------------------------------------

Cost of Sales
 Cost of sales                              -            -            -            -         81,927
 Write down of carrying
  value of inventories                      -            -            -            -        216,186
----------------------------------------------------------------------------------------------------
 Total Cost of Sales                        -            -            -            -        298,113
----------------------------------------------------------------------------------------------------

   Gross Loss                               -            -            -            -       (154,539)
----------------------------------------------------------------------------------------------------

Operating Expenses
 General and administrative            60,307       58,181      611,079      473,220      4,900,978
 Research and development              40,785       65,902      156,261      174,000      4,100,675
 Amortization                           2,936        2,646        8,806        7,940         88,202
 Litigation settlement                      -            -            -            -        170,634
----------------------------------------------------------------------------------------------------
   Total Operating Expenses           104,028      126,729      776,146      655,160      9,260,489
----------------------------------------------------------------------------------------------------

Operating Loss                       (104,028)    (126,729)    (776,146)    (655,160)    (9,415,028)
----------------------------------------------------------------------------------------------------

Other Income and (Expenses)
 Loss on disposal of property
  and equipment                             -            -            -            -        (17,359)
 Forfeiture of deposits                     -            -            -            -       (236,803)
 Interest income                            -          (41)           -           16         22,444
 Interest expense                      (2,852)        (822)      (7,727)      (2,166)       (35,296)
----------------------------------------------------------------------------------------------------
   Net Other Expense                   (2,852)        (863)      (7,727)      (2,150)      (267,014)
----------------------------------------------------------------------------------------------------

Net Loss                           $ (106,880)  $ (127,592)  $ (783,873)  $ (657,310)  $ (9,682,042)
----------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per Share   $    (0.00)  $    (0.01)  $    (0.03)  $    (0.03)
=====================================================================================
Weighted Average Common and
 Preferred Shares Used In Per
 Share Calculation                 23,510,740   20,941,469   22,751,138   20,795,038
=====================================================================================



See the accompanying notes to the condensed financial statements.



INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                  For the Period
                                                                                  From Inception
                                                      For the Nine Months Ended   (September 26,
                                                               March 31,          1986) Through
                                                      --------------------------     March 31,
                                                          2003          2002            2003
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                             $   (783,873) $   (657,310)  $ (9,682,042)
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities
   Amortization                                              8,806         7,940         88,202
   Depreciation                                              6,261        14,413        211,611
   Stock based compensation                                422,903       244,500      2,219,907
   Forfeiture of deposits                                        -             -        236,803
   Loss on disposal of fixed assets                              -             -         17,359
   Patents abandoned                                             -             -        227,308
   Changes in current assets and liabilities:
    Inventory                                              (41,493)            -
    Accounts payable                                       (77,806)      (34,010)       131,468
    Accrued liabilities                                    (22,043)      (28,240)       169,844
    Deposits from related party                            174,400             -        174,400
------------------------------------------------------------------------------------------------
   Net Cash From Operating Activities                     (312,845)     (452,707)    (6,205,140)
------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchases of property and equipment                        (3,040)       (1,434)      (242,997)
 Purchase of rights to technology                                -             -       (486,603)
 Organization costs                                              -             -         (1,880)
 Net cash advanced to related party                        (14,060)            -     (1,644,988)
 Proceeds from capital lease receivable                          -             -         44,220
 Repayment of cash loaned to related party                       -             -         53,254
------------------------------------------------------------------------------------------------
   Net Cash From Investing Activities                      (17,100)       (1,434)    (2,278,994)
------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                    326,828       175,198      2,322,757
 Cash from controlling shareholder                          43,164       298,427      6,274,041
 Payments for treasury stock                                     -             -         (3,325)
 Payments for stock offering costs                               -             -        (56,509)
 Increase (decrease) in bank overdraft                      (5,084)      (14,860)             -
 Proceeds from net borrowings from related par                   -             -         78,101
 Proceeds from notes payable                                     -             -         29,857
 Payments on note payable and obligations under
  capital lease                                            (27,588)       (3,502)      (111,920)
------------------------------------------------------------------------------------------------
  Net Cash From Financing Activities                       337,320       455,263      8,533,002
------------------------------------------------------------------------------------------------

Net Increase In Cash and Cash Equivalents                    7,375         1,122         48,868

Cash and Cash Equivalents at Beginning of Per                    -             -              -
------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period            $      7,375  $      1,122   $     48,868
================================================================================================

Supplemental Cash Flow Information
 Cash paid for interest                               $      7,727  $      1,344

Non-Cash Investing and Financing Activities
 Payment by U-Check of IAS lease                      $        932  $          -
 Impairment of U-Check receivable treated as a
  distribution to the controlling shareholder                52,606            -




See the accompanying notes to the condensed financial statements.




INTERNATIONAL AUTOMATED SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1-INTERIM FINANCIAL STATEMENTS

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

NOTE 2-BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred net losses of $783,873 and $657,310 for the nine-month periods ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company's losses accumulated from inception totaled $9,682,042. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 3-RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2003, the controlling shareholder, Neldon Johnson, contributed $43,164 as additional paid-in capital. No additional preferred or common stock was issued to Mr. Johnson in relation to these contributions.

For the nine months ended March 31, 2003, the Company advanced U-Check, Inc. (U-Check), a corporation controlled by Mr. Johnson, $14,060. As of March 31, 2003, the Company had an outstanding lease receivable of $38,546 due from U-Check. Due to economic conditions and financial difficulties experienced by U-Check the Company determined that the advances and lease receivable were impaired. All amounts have been written off as a capital distribution to Mr. Johnson.

NOTE 4-CONTINGENCIES AND COMMITMENTS

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

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. During the nine months ended March 31, 2003, the Company made payments totaling $10,100, leaving an accrued balance of $24,556.

Payroll Tax Contingency - During the year ended June 30, 2001, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities as of March 31, 2003. These balances, including potential penalties and interest total approximately $167,000 and have been reflected in the financial statements as part of accrued payroll and related expenses.

NOTE 5-DEPOSITS FROM RELATED PARTIES

During October 2002 and January 2003, the controlling shareholder and certain officers and directors of the Company ("controlling members") entered into agreements with two separate individuals ("minority members") to form two separate limited liability companies ("LLC") for the development and management of restaurant complexes that will use the automated self-service restaurant technology developed by the Company. The controlling members agreed to contribute a business plan utilizing this technology for a 51% interest in the entities. In consideration for 49% interests in the LLC's, the minority members agreed to loan the respective LLC's $150,000 each.

As of March 31, 2003, these LLC's have advanced the Company $200,000 towards the purchase of the automated self-service restaurant technology and equipment and have committed to pay an additional $100,000. The final payment will be made at such time as the equipment and technology are installed in the restaurants and the restaurants are opened for business. When the LLC's make the final payments to the Company, the Company has agreed to pay one of the minority members a $10,000 commission. This commission will reduce the amount of payments to the Company.

As part of these agreements, the Company agreed to issue 80,000 shares of common stock to one of the minority members as an incentive to pursue the deal. The issuance of the 80,000 shares has been treated as a sale of common stock for cash proceeds of $25,600 or $0.32 per share thus reducing the money advanced to the Company.

These LLC's are considered related parties due to common ownership and common control. Accordingly, the funds advanced to the Company will be recorded as
"deposits from related parties" and the purchase of the equipment will be recorded as inventory at the Company's cost. At such time as the equipment and technology are installed, the inventory will be netted against the advances and any funds advanced in excess of these costs will be considered contributed capital.

Should the LLC's be unable to repay the notes to the minority members, Neldon Johnson, one of the controlling members of the LLC's and controlling shareholder of the Company, has agreed to make the payments. Historically, Mr. Johnson has contributed capital to the Company with no additional shares being issued to cover the Company's operating costs. These additional commitments by Mr. Johnson could limit the amount of funds he could contribute to the company in the future.


NOTE 6-STOCKHOLDERS EQUITY

Common Stock - During the year ended June 30, 2002, the Company placed 5,000,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At March 31, 2003, there was a balance of 4,433,000 shares left in escrow. During the nine months ended March 31, 2003, 567,000 shares were sold for proceeds of $189,228 at prices ranging from $0.23 to $0.61 per share. At March 31, 2003 there was $2,678 remaining in the escrow account.

During the nine months ended March 31, 2003, the Company issued 546,600 shares of restricted common stock to individuals in exchange for $137,600 in cash, at prices ranging from $0.20 to $0.35 per share.

During the nine months ended March 31, 2003, the Company issued 68,806 shares of restricted common stock to individuals in exchange for services performed. The shares were valued at $24,653, at prices ranging from $0.35 to $0.50 per share.

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

During May and June 2002, the Company issued 400,000 shares of restricted common stock to an individual in exchange for $100,000 in cash, or $0.25 per share. As part of this transaction, the Company guaranteed that: i) if the stock is not trading at $2.00 per share 75 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; ii) if the stock is not trading at $2.00 per share 150 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance and; iii) if the stock is not trading at $1.00 per share 1 year subsequent to the agreement date, the Company will issue an additional 100,000 shares. As of March 31, 2003, the Company's stock was not trading at $2.00 per share and the Company has agreed to issue an additional 160,000 shares of common stock. These shares will be issued with no additional value given.

As discussed in Note 3, the controlling shareholder contributed a net of $43,164 to additional paid-in capital and took a capital distribution of $52,606 as a result of the impairment of receivables from his wholly owned company, U-check.




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

Liquidity and Capital Resources

As of March 31, 2003, total current assets were $48,868 and total assets were $248,707 compared to total current assets $39,478 and total assets $251,344 as of June 30, 2002.

As of March 31, 2003, Registrant had total liabilities of $517,766 and shareholders' deficit of $269,059 as compared to total liabilities of $466,590 and shareholders' deficit of $215,246 as of June 30, 2002. The deficit accumulated during the development stage was $9,682,042 as of March 31, 2003, compared to $8,898,169 as of June 30, 2002. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of March 31, 2003, the ratio of current assets to current liabilities was approximately 0.10 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005, and capital lease obligations for various equipment. The lease obligations expire in May 2003. The following is a schedule by year of the payments on these contractual obligations.


                              Payments Due by Period
                                          Less
  Contractual                            than 1        1 - 3
  Obligations               Total         year         years
------------------        --------      --------      --------
Long-term debt            $ 16,266      $  5,971      $ 10,295
Capital lease
  obligations               15,558        15,558            --
                          --------      --------      --------
Total Contractual
  Cash Obligations        $ 31,824      $ 21,529      $ 10,295
                          ========      ========      ========

Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and ultimately to attain successful operations.


Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002.

For the quarter ended March 31, 2003, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended March 31, 2003, registrant had total operating expenses of $104,028 compared to expenses of $126,729 during the same quarter of a year earlier. As of March 31, 2003, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $106,880 compared to a net loss of $127,592 for the same quarter a year earlier. For the quarter, the net loss per share was $0.00 compared to $0.01 for the same quarter a year earlier. For the quarter ended March 31, 2003, general and administrative expenses were $60,307 compared to $58,181 and research development expenses were $40,785 compared to $65,902 a year earlier. The decrease in net loss is primarily due to a decrease in research and development expenses.

Nine Months Ended March 31, 2003 compared to Nine Months Ended March 31, 2002.

For the nine months ended March 31, 2003 and 2002 the Registrant had no revenues. For the nine months ended March 31, 2003, registrant had total operating expenses of $776,146 compared to expenses of $655,160 during the same nine month period for a year earlier. For the nine months ended March 31, 2003, general and administrative expenses were $611,079 compared to $473,220 and research and development expenses were $156,261 compared to $174,000 a year earlier. For the nine months, the Registrant had a net loss of $783,873 compared to a net loss of $657,310 for the same nine month period a year earlier. For the nine months ended March 31, 2003 the net loss per share was $0.03 compared to $0.03 for the same period a year earlier. The increase in net loss is primarily due to an increase in general and administrative expenses.

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

Item 2.  Changes in Securities

During the year ended June 30, 2002, the Company placed 5,000,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At March 31, 2003, there was a balance of 4,433,000 shares left in escrow. During the nine months ended March 31, 2003, 567,000 shares were sold for proceeds of $189,228 at prices ranging from $0.23 to $0.61 per share. At March 31, 2003 there was $2,678 remaining in the escrow account.

During the nine months ended March 31, 2003, the Company issued 546,600 shares of restricted common stock to individuals in exchange for $137,600 in cash, at prices ranging from $0.20 to $0.35 per share.

During the nine months ended March 31, 2003, the Company issued 68,806 shares of restricted common stock to individuals in exchange for services performed. The shares were valued at $24,653, at prices ranging from $0.35 to $0.50 per share.

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

During May and June 2002, the Company issued 400,000 shares of restricted common stock to an individual in exchange for $100,000 in cash, or $0.25 per share. As part of this transaction, the Company guaranteed that: i) if the stock is not trading at $2.00 per share 75 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; ii) if the stock is not trading at $2.00 per share 150 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance and; iii) if the stock is not trading at $1.00 per share 1 year subsequent to the agreement date, the Company will issue an additional 100,000 shares. As of March 31, 2003, the Company's stock was not trading at $2.00 per share and the Company has agreed to issue an additional 160,000 shares of common stock. These shares will be issued with no additional value given.


Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Matters Submitted to a Vote of the Company's Shareholders.

     None.

Item 5.  Other Information.

The Controlling Shareholder and certain officers and directors of the Company have formed agreements with two separate individuals ("minority members") to form two separate limited liability companies (`LLC"), which will open restaurants utilizing Company's self-service restaurant equipment. Each LLC has agreed to purchase the self-service restaurant equipment from Company for $150,000 per LLC. As of March 31, 2003, these LLC's have advanced the Company $200,000 towards the purchase of the automated self-service restaurant technology and equipment and have committed to advance an additional $100,000. The final advances will be made at such time as the equipment and technology are installed in the restaurants and the restaurants are opened for business.

As part of these agreements, the Company agreed to issue 80,000 shares of common stock to one of the minority members as an incentive to pursue the deal.

Should the LLC's be unable to repay the notes to the minority members, Neldon Johnson, one of the controlling members of the LLC's and controlling shareholder of the Company, has agreed to make the payments. Historically, Mr. Johnson has contributed capital to the Company with no additional shares being issued to cover the Company's operating costs. These additional commitments by Mr. Johnson could limit the amount of funds he could contribute to the company in the future.


Item 6.  Exhibits and Reports on Form 8-K.

     None.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: May 19, 2003

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

   4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant change in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 19, 2003


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

   4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant change in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 19, 2003


/s/  LaGrand Johnson
_____________________________________
LaGrand Johnson
Chief Financial Officer and Director