Form 10QSB/A
period 2002-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2003-06-09
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

PART I
The accompanying Form 10QSB as of December 31, 2002 and for the three and six months then ended have been restated to reflect the correction of errors. Previously issued financial statements which were included in a Form 10-QSB, filed February 18, 2003 disclosed $78,086 as capital contributions with no additional shares being issued to the Company President. This amount included a $50,000 deposit from a related party for the purchase of equipment. The accompanying condensed financial statements reflect the $50,000 as a deposit from related parties and $28,086 as capital contributions with no additional shares being issued.

ITEM 1              FINANCIAL STATEMENTS

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)




                                                              December 30,       June 30,
                                                                  2002             2002
-------------------------------------------------------------------------------------------
                          ASSETS

Current Assets
 Cash                                                          $   14,656       $        -
 Net investment in direct financing leases -
  related party - current portion                                       -           39,478
-------------------------------------------------------------------------------------------
    Total Current Assets                                           14,656           39,478
-------------------------------------------------------------------------------------------

Property and Equipment
 Computer and electronic equipment                                 40,893           40,215
 Automobiles                                                       51,514           51,514
 Mobile office                                                     11,764           11,764
-------------------------------------------------------------------------------------------
    Total Property and Equipment                                  104,171          103,493
 Accumulated depreciation                                         (77,814)         (73,407)
-------------------------------------------------------------------------------------------

    Net Property and Equipment                                     26,357           30,086
-------------------------------------------------------------------------------------------

Other Assets - Patents, net of accumulated amortization
of $83,386 and $77,516, respectively                              175,910          181,780
-------------------------------------------------------------------------------------------

Total Assets                                                   $  216,923       $  251,344
===========================================================================================



        See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)




                                                              December 30,       June 30,
                                                                  2002             2002
-------------------------------------------------------------------------------------------

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Funds drawn in excess of cash in bank                        $     5,469      $     5,084
 Accounts payable                                                 154,811          209,274
 Accrued  payroll and related expenses                            185,865          191,888
 Deposit from related party                                        50,000                -
 Notes payable-current portion                                      5,971            5,971
 Obligations under capital leases - current portion                29,969           39,478
-------------------------------------------------------------------------------------------
    Total Current Liabilities                                     432,085          451,695
-------------------------------------------------------------------------------------------

Long-Term Liabilities - Notes payable                              11,819           14,895
-------------------------------------------------------------------------------------------

Total Liabilities                                                 443,904          466,590
-------------------------------------------------------------------------------------------

Stockholders' Deficit
 Preferred stock, Class A, no par value, 4,400,000 shares
  authorized, 3,400,000 shares issued and outstanding             294,786          294,786
 Preferred stock, Class B, no par value, 600,000 shares
  authorized, 300,000 shares issued and outstanding                     -                -
 Common stock, no par value, 45,000,000 shares
  authorized, 19,746,740 and 17,749,334 issued and
  outstanding, respectively                                     9,053,395        8,388,137
 Deficit accumulated during the development stage              (9,575,162)      (8,898,169)
-------------------------------------------------------------------------------------------
    Total Stockholders' Deficit                                  (226,981)        (215,246)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                   $  216,923       $   251,344
===========================================================================================




        See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                            For the Period
                                                                                                            From Inception
                                               For the Three Months Ended       For the Six Months Ended    (September 26,
                                                      December 31,                     December 31,          1986) Through
                                              ---------------------------      --------------------------     December 31,
                                                 2002            2001             2002            2001            2002
---------------------------------------------------------------------------------------------------------------------------
Revenue
 Sales                                        $        -      $         -      $        -      $        -      $   111,226
 Income from related party                             -                -               -               -           32,348
---------------------------------------------------------------------------------------------------------------------------
   Total Revenue                                       -                -               -               -          143,574

Cost of Sales
 Cost of sales                                         -                -               -               -           81,927
 Write down of carrying value of inventories           -                -               -               -          216,186
---------------------------------------------------------------------------------------------------------------------------
   Total Cost of Sales                                 -                -               -               -          298,113
---------------------------------------------------------------------------------------------------------------------------

Gross Loss                                             -                -               -               -         (154,539)

Operating Expenses
 General and administrative                      489,591          319,859         550,773         415,039        4,840,672
 Research and development expense                 58,682           51,642         115,475         108,098        4,059,889
 Amortization expense                              2,935            2,647           5,870           5,294           85,266
 Litigation settlement expense                         -                -               -               -          170,634
---------------------------------------------------------------------------------------------------------------------------
   Total Operating Expenses                      551,208          374,148         672,118         528,431        9,156,461
---------------------------------------------------------------------------------------------------------------------------

Operating Loss                                  (551,208)        (374,148)       (672,118)       (528,431)      (9,311,000)

Other Income and (Expenses)
 Loss on disposal of property and equipment            -                -               -               -          (17,359)
 Forfeiture of deposits                                -                -               -               -         (236,803)
 Interest income                                       -               41               -              57           22,444
 Interest expense                                 (3,771)            (997)         (4,875)         (1,344)         (32,444)
---------------------------------------------------------------------------------------------------------------------------
   Net Other Expense                              (3,771)            (956)         (4,875)         (1,287)        (264,162)
---------------------------------------------------------------------------------------------------------------------------

Net Loss                                      $ (554,979)     $  (375,104)     $ (676,993)     $ (529,718)     $(9,575,162)
===========================================================================================================================

Basic and Diluted Loss Per Share              $    (0.02)     $     (0.02)     $    (0.03)     $    (0.03)
==========================================================================================================

Common and Preferred Shares Used In
 Per Share Calculation                        23,136,410       20,821,708      22,489,497      20,723,253
==========================================================================================================



        See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          For the Period
                                                                                          From Inception
                                                          For the Six Months Ended        (September 26,
                                                                December 31,               1986) Through
                                                       ------------------------------      December 31,
                                                          2002               2001               2002
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                              $  (676,993)      $  (529,718)      $(9,575,162)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities
  Amortization                                               5,870             5,294            85,266
  Depreciation                                               4,407             4,600           209,757
  Stock based compensation                                 422,903           219,259         2,219,907
  Forfeiture of deposits                                         -                 -           236,803
  Loss on disposal of fixed assets                               -                 -            17,359
  Patents abandoned                                              -                 -           227,308
 Changes in current assets and liabilities:
  Accounts payable                                         (54,463)          (66,976)          154,811
  Accrued liabilities                                       (6,023)             (244)          185,864
  Depoits from related party                                50,000                 -            50,000
-------------------------------------------------------------------------------------------------------
    Net Cash From Operating Activities                    (254,299)         (367,785)       (6,188,087)

Cash Flows From Investing Activities
 Purchases of property and equipment                          (678)           (1,435)         (240,635)
 Purchase of rights to technology                                -                 -          (486,603)
 Organization costs                                              -                 -            (1,880)
 Net cash advanced to related party                         (9,792)         (171,683)       (1,640,720)
 Proceeds from capital lease receivable                          -                 -            44,220
 Repayment of cash loaned to related party                       -                 -            53,254
-------------------------------------------------------------------------------------------------------
    Net Cash From Investing Activities                     (10,470)         (173,118)       (2,272,364)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                    262,607           139,287         2,258,536
 Cash from controlling shareholder                          28,086           417,250         6,258,963
 Payments for treasury stock                                     -                 -            (3,325)
 Payments for stock offering costs                               -                 -           (56,509)
 Decrease (increase) in bank overdraft                         385           (13,152)            5,469
 Proceeds from net borrowings from related party                 -                 -            78,101
 Proceeds from notes payable                                     -                 -            29,857
 Payments on note payable and obligations under
  capital lease                                            (11,653)           (2,482)          (95,985)
-------------------------------------------------------------------------------------------------------
    Net Cash From Financing Activities                     279,425           540,903         8,475,107
-------------------------------------------------------------------------------------------------------

Net Increase In Cash and Cash Equivalents                   14,656                 -            14,656

Cash and Cash Equivalents at Beginning of Period                 -                 -                 -

Cash and Cash Equivalents at End of Period             $    14,656         $       -       $    14,656
-------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
 Cash paid for interest                                $     4,875         $   1,344
=======================================================================================================

Non-Cash Investing and Financing Activities
 Payment by U-Check of IAS lease                       $       932         $       -
 Impairment of U-Check receivable treated as a
  distribution to the controlling shareholder               48,338                 -



       See the accompanying notes to the condensed financial statements.

                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The accompanying condensed financial statements as of December 31, 2002 and for the three and six months then ended have been restated to reflect the correction of errors. Previously issued financial statements which were included in a Form 10-QSB, filed February 18, 2003 disclosed $78,086 as capital contributions with no additional shares being issued to the Company President. This amount included a $50,000 deposit from a related party for the purchase of equipment. The accompanying condensed financial statements reflect the $50,000 as advances from related parties and $28,086 as capital contributions with no additional shares being issued.

     During October 2002, the controlling shareholder and certain officers and directors of the Company ("controlling members") entered into an agreement with an individual ("minority member") to form a separate limited liability company ("LLC") for the development and management of a restaurant complex that will use the automated self-service restaurant technology developed by the Company. The controlling members agreed to contribute a business plan utilizing this technology for a 51% interest in the entities. In consideration for a 49% interest in the LLC, the minority member agreed to loan the respective LLC $150,000.

     As of December 31, 2002, this LLC advanced the Company $50,000 towards the purchase of the automated self-service restaurant technology and equipment and has committed to pay an additional $100,000. The final payment will be made at such time as the equipment and technology are installed in the restaurant and the restaurant is opened for business.

     This LLC is considered a related party due to common ownership and common control. Accordingly, the funds advanced to the Company will be recorded as "deposits from related parties" and the purchase of the equipment will be recorded as inventory at the Company's cost. At such time as the equipment and technology are installed, the inventory will be netted against the advances and any funds advanced in excess of these costs will be considered contributed capital.

     Should the LLC be unable to repay the note to the minority member, Neldon Johnson, one of the controlling members of the LLC and controlling shareholder of the Company, has agreed to make the payments. Historically, Mr. Johnson has contributed capital to the Company with no additional shares being issued to cover the Company's operating costs. These additional commitments by Mr. Johnson could limit the amount of funds he could contribute to the company in the future.

NOTE 3 - RELATED PARTY TRANSACTIONS

     For the six months ended December 31, 2002, the controlling shareholder, Neldon Johnson, contributed $28,086 as additional paid-in capital. No additional preferred or common stock was issued to Mr. Johnson in relation to these contributions.

     For the six months ended December 31, 2002, the Company advanced U-Check, Inc. (U-Check), a corporation controlled by Mr. Johnson, $9,792. As of December 31, 2002, the Company had an outstanding lease receivable of $38,546 and cash advances of $9,793 due from U-Check. Due to economic conditions and financial difficulties experienced by U-Check the Company determined that the lease receivable was impaired. All amounts have been written off as a capital distribution to Mr. Johnson.

NOTE 4 - CONTINGENCIES AND COMMITMENTS

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

NOTE 5 - BUSINESS CONDITION

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

NOTE 6 - EQUITY

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

     During the six months ended December 31, 2002, the Company issued 466,600 shares of restricted common stock to individuals in exchange for $112,000 in cash, at prices ranging from $0.20 to $0.35 per share.

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

     As discussed in Note 3, the controlling shareholder contributed a net of $28,086 to additional paid-in capital and took a capital distribution of $48,338 as a result of the impairment of receivables from his wholly owned company, U-check.

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

As of December 30, 2002, Registrant had total liabilities of $443,904 and shareholders' deficit of $226,981 as compared to total liabilities of $466,590 and shareholders' deficit of $215,246 as of June 30, 2002. The deficit accumulated during the development stage was $9,575,162 as of December 30, 2002, compared to $8,898,169 as of June 30, 2002. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of December 30, 2002, the ratio of current assets to current liabilities was approximately 0.03 to one.

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


     Date: June 6, 2003

                               International Automated Systems, Inc.

                               By:  /s/ Neldon Johnson
                               -------------------------
                               Neldon Johnson
                               President and Chief Executive Officer

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


Date:  June 6, 2003

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


Date:  June 6, 2003

 /s/  LaGrand Johnson
_____________________________________
LaGrand Johnson
Chief Financial Officer and Director