Form 10KSB
period 2003-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2003-10-14
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB


[  x  ]    Annual report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended June
30, 2003.
                                   or
[      ]   Transition report under section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _____________

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

State the registrant's net revenue (loss) for its most recent
fiscal year:   $(1,017,055).

The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2003, was approximately $12,360,416


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 30, 2003, there were outstanding 24,881,540 shares of registrant's Common stock, no par value per share.


Documents incorporated by reference:  Exhibits



PART I.
- ---------

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

The Company has a prototype of a patented turbine which uses the expansion of steam to generate a rotational force. This force can then be used to generate power. The Company feels the turbine could be used in but not limited to the production of electricity, hydrogen, or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a commercial turbine may never be developed or accepted.


Automated Self-Service Check-Out System.
- -----------------------------------------

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

Another market being tested is automatic ordering and payment for use in restaurants and fast-food establishments. Where the customer would use a touch screen, connected to a computer, to place an order, pay for the order with cash, check, credit, or debit card using Company's technologies including AFIM and then have the order automatically sent to the cook for preparation. This system has been installed and is in use at Chefplex in Orem, Utah.



Automatic Fingerprint Identification Machine.
- ---------------------------------------------

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

Digital Wave Modulation Technology.
- -----------------------------------

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


Propulsion Steam Turbine

The Company has a new patented bladeless turbine prototype.
It uses the expansion of steam, through propulsion, to create a rotational force.


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

Patents and Trade Secrets.

The Company has been assigned or will be assigned the rights to twelve
U.S. patents. One patent granted in November 1988 deals with the Self-Check System. The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale. Four patents pertaining to the AFIM technology granted January 1997, February 2001, July 2001, and September 2002, seven patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001 and one patent relating to the turbine granted March 2003.

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

Future Funding

Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities. The Company has no present plans to borrow money or issue additional shares for money. In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital. The Company issued no shares of stock for these contributions. For fiscal year 2003 these contributions were approximately $39,682. Without these funds the Company most likely would have been unable to continue operations.
No assurance can be given that these contributions to capital with no shares being issued will continue. No agreements or understandings exist regarding any future contributions.

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

Employees

  The Company has six (6) full-time employees.

Warranty

The Company's products do not currently have any warranty provisions but it is anticipated that the Company's warranties will be similar to warranties for competitive products in the market or industry. Typically warranties for electronics products are limited.


Marketing

The Company has not finalized its marketing strategy for its products at this time.

For the marketing of the Self-Check System the Company has developed a product named OrderXCEL which has been installed in a restaurant in Orem, Utah. Market potential may depend on the success of this installation and customer satisfaction.

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

In marketing the Self-Check System the Company faces competition from major companies with established systems in the point of sale terminal market some of which are also developing and testing self checkout systems. Overcoming reluctance to change may be difficult. In addition, the System may not be compatible with or applicable to all types of retail operations

.. The Company may rely on prospects known to management or developed by word of mouth. The Company may develop a franchise program as a means to market and distribute the Self-Check System.


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

The Self-Check System is comprised of off-the-shelf parts and components. These parts are assembled into the Self-Check System. The Company's proprietary software ties together the individual components and operates the System. Scanners, video display terminals, and computers are available from several sources. The software used in the System are proprietary developed by the Company.


Research and Development

The Company's primary activity is the development of its technologies. The industries may be subject to rapid and significant technological change. Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 2003 and 2002, research and development expenses were $190,190 and $335,707, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

Over the next twelve months the Company intends to continue the research and development of its technologies. For the DWM technology the Company's goal is to complete the development of one or more products that can then be marketed.

For the Self-check System and the AFIM product the Company plans to have installations in the restaurant and fast-food industry, and currently has a system installed in a restaurant in Orem, Utah. The Company at this time cannot project the impact, to the Company, of the installation. The Company has no immediate plans to increase or decrease the number of employees.


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

During December 2002, the Company received notification that the SEC had rejected the settlement agreement offered by the Company's President. This matter is set for trial in February 2004. The
Company is currently unaware of how the SEC intends to pursue this action and any possible liability resulting from this action is undeterminable.



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



During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. During the year ended June 30, 2003, the Company made payments totaling $10,100, leaving an accrued balance of $24,556.

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

                                         High         Low
Fiscal 2003

 June 30, 2003                          0.47          0.45
 March 31, 2003                         0.20          0.19
 December 31, 2002                      0.33          0.29
 September 30, 2002                     0.44          0.35

Fiscal 2002

 June 30, 2002                          0.63          0.57
 March 31, 2002                         0.48          0.42
 December 31, 2001                      0.90          0.76
 September 30, 2001                     1.25          1.10


Fiscal 2001

 June 30, 2001                          1.27          1,18
 March 31, 2001                         1.16          1.09
 December 31, 2000                      0.88          0.69
 September 30, 2000                     2.06          1.69




The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. On June 30, 2003, the Company had approximately 803 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

As of June 30, 2003, Registrant had 24,519,140 shares of common stock issued with 20,326,140 outstanding and 4,193,000 held in an escrow account. Of these shares approximately 9,194,520 shares were free trading shares. There were approximately 15,450,420 shares of common stock held by non-affiliates of that amount approximately 1,757,100 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933
Act. As of June 30, 2003, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years. At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year.
These shareholders satisfy the one year holding period under Rule
144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule
144 are not applicable.

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


Results of Operations Fiscal year ended June 30, 2003


Operations during the year ended June 30, 2003, pertained to research and development and other activities. Research and development expenses were $190,190 decreasing by $145,517. General and administrative expenses increased from $649,173 to 699,743 during fiscal 2003. These decreases are a result of decreased payroll and expenses with the increase in General and administrative expense attributable to shares of common stock issued to consultants and attorneys. For fiscal year 2003, total revenue was $0; cost of sales was $0; operating expenses were $1,009,109 and other income (expense) was $(7,946) resulting in a net loss of (1,017,055).
Net loss decreased by $190,702. The majority of this can be attributed to a decrease in forfeiture of deposits. For fiscal 2003 the loss per share was $(0.04) compared to $(0.06) for the same period a year earlier.


 Results of Operations Fiscal year ended June 30, 2002

Operations during the year ended June 30, 2002, pertained to research and development and other activities. Research and development expenses were $335,707 decreasing by $623,678. General and administrative expenses decreased from $942,354 to $649,173 during fiscal 2002. These decreases are a result of decreased payroll and expenses. All of the labor for U-Check has been provided by IAS employees. The labor expenses of these employees have been charged to U-Check and are recorded on IAS books as Related party receivables. Management does not feel that this receivable will be collected and accordingly has written off the receivable as a distribution to the Company's President. For fiscal year 2002, total revenue was $0; cost of sales was $0; operating expenses were $995,467 and other income (expense) was $(212,290) resulting in a net loss of $(1,207,757).
Net loss decreased $751,108. The majority of this can be attributed to a decrease in research and development expense and decreased general and administrative expenses. For fiscal 2002 the loss per share was $(0.06) compared to $(0.10) for the same period a year earlier.



 Liquidity and Capital Resources

The Company's liquidity is substantially limited given the current rate of expenditures. More funds will be required to support ongoing product development, finance any marketing
programs, and establish any distribution networks.   As of June
30, 2003, the Company has current assets of $102,827 and total assets of $222,891. Current liabilities were $650,874 and total liabilities of $659,651. The ratio of current assets to current liabilities is approximately 0.16. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

During the years ended June 30, 2002 and 2001, the Company placed 5,000,000 and 500,000 shares, respectively, of common stock in escrow with an attorney to be sold. In May 2003 the Company transferred 500,000 shares to another attorney. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. At June 30, 2003, there was a balance of 4,193,000 shares left in escrow.


During the year ended June 30, 2003, the Company issued 546,600 shares of common stock to individuals in exchange for $137,600 in cash at prices ranging from $0.20 to $0.35 per share. During the year ended June 30, 2002, the Company issued 128,000 shares of common stock to individuals in exchange for $45,000 in cash, at prices ranging from $0.25 to $0.71 per share.

During May and June 2002, the Company issued 400,000 shares of restricted common stock to an individual in exchange for $100,000 in cash, or $0.25 per share. As part of this transaction, the Company guaranteed that: i) if the stock is not trading at $2.00 per share 75 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; ii) if the stock is not trading at $2.00 per share 150 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance and;
iii) if the stock is not trading at $1.00 per share 1 year subsequent to the agreement date, the Company will issue an additional 100,000 shares. During the yea r ended June 30, 2003 the Company's stock did not reach any of the price targets and Company issued an additional 260,000 shares of common stock. These shares were issued with no additional value given.

During the year ended June 30, 2003, the Company issued 78,806 shares of restricted common stock to individuals in exchange for services performed. The shares were valued at $26,153, at prices ranging from $0.15 to $0.50 per share.

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


                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)




                               TABLE OF CONTENTS

                                                                       PAGE

      Report of Independent Certified Public Accountants                F-1

      Balance Sheet - June 30, 2003                                     F-2

      Statements of Operations for the Years Ended
       June 30, 2003 and 2002 and for the Period From
       September 26, 1986 (Date of Inception) Through
       June 30, 2003                                                    F-3

      Statements of Stockholders' Deficit for the Period
       From September 26, 1986 (Date of Inception) Through
       June 30, 2001, and the Years Ended June 30, 2002
       and 2003                                                         F-4

      Statements of Cash Flows for the Years Ended June 30,
       2003 and 2002 and for the Period From September 26,
       1986 (Date of Inception) Through June 30, 2003                   F-6

      Notes to the Financial Statements                                 F-8

HANSEN, BARNETT & MAXWELL
    A Professional Corporation
   CERTIFIED PUBLIC ACCOUNTANTS
     5 Triad Center, Suite 750
   Salt Lake City, UT 84180-1128
       Phone: (801) 532-2200
        Fax: (801) 532-7944
          www.hbmcpas.com



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
International Automated Systems, Inc.


We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002, and for the period from September 26, 1986 (date of inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from September 26, 1986 through June 30, 1990 were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in
Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, and for the period September 26, 1986 through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electronic security and communication equipment as well as power generation equipment. As discussed in Note 1 to the financial statements, the Company's working capital deficit and lack of revenues during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /S/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
October 3, 2003

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET



                                                                 JUNE 30, 2003
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash                                                               $    54,034
Equipment held for distribution                                         48,793
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   102,827
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Computer and electronic equipment                                       22,331
Automobiles                                                             51,514
Mobile office                                                           11,764
TOTAL PROPERTY AND EQUIPMENT                                            85,609
Accumulated depreciation                                               (61,277)
-------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                              24,332
-------------------------------------------------------------------------------

OTHER ASSETS - PATENTS, NET OF ACCUMULATED AMORTIZATION OF $1,154       95,732
-------------------------------------------------------------------------------

TOTAL ASSETS                                                          $222,891
===============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft                                                         $28,441
Accounts payable                                                       138,757
Accrued  payroll and related expenses                                  238,000
Deposits from related parties                                          224,400
Notes payable-current portion                                            5,971
Obligations under capital leases                                        15,305
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              650,874
-------------------------------------------------------------------------------

LONG-TERM LIABILITIES - NOTES PAYABLE                                    8,777
-------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      659,651
-------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Preferred stock, Class A, no par value, 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding                    294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding                            -
Common stock, no par value, 45,000,000 shares
authorized, 20,326,140 issued and outstanding,
net 4,193,000 shares held in escrow account                          9,183,678
Deficit accumulated during the development stage                    (9,915,224)
-------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                         (436,760)
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   222,891
===============================================================================


  The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                                                      FOR THE PERIOD
                                                                      FROM INCEPTION
                                               FOR THE YEARS ENDED    (SEPTEMBER 26,
                                                     JUNE 30,          1986) THROUGH
                                             -------------------------      JUNE 30,
                                                    2003          2002          2003
                                             -----------   -----------   -----------
REVENUE
Sales                                        $         -   $         -   $   111,226
Income from related party                              -             -        32,348
------------------------------------------------------------------------------------
TOTAL REVENUE                                          -             -       143,574
------------------------------------------------------------------------------------

COST OF SALES
Cost of sales                                          -             -        81,927
Write down of carrying value of inventories            -             -       216,186
------------------------------------------------------------------------------------
TOTAL COST OF SALES                                    -             -       298,113
------------------------------------------------------------------------------------

GROSS LOSS                                             -             -      (154,539)

OPERATING EXPENSES
General and administrative                       699,743       649,173     4,989,642
Research and development expense                 190,190       335,707     4,134,604
Impairment of patents                            110,082             -       110,082
Amortization expense                               9,094        10,587        88,490
Litigation settlement expense                          -             -       170,634
------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                       1,009,109       995,467     9,493,452
------------------------------------------------------------------------------------

OPERATING LOSS                                (1,009,109)     (995,467)   (9,647,991)

OTHER INCOME AND (EXPENSES)
Loss on disposal of property and equipment             -             -       (17,359)
Forfeiture of deposits                                 -      (209,520)     (236,803)
Interest income                                        -            16        22,444
Interest expense                                  (7,946)       (2,786)      (35,515)
------------------------------------------------------------------------------------
NET OTHER EXPENSE                                 (7,946)     (212,290)     (267,233)
------------------------------------------------------------------------------------

NET LOSS                                     $(1,017,055)  $(1,207,757)  $(9,915,224)
------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE             $     (0.04)  $     (0.06)
======================================================================

COMMON AND PREFERRED SHARES USED IN
PER SHARE CALCULATION                         23,087,050    20,888,007
======================================================================



 The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                                   DEFICIT
                                                                                                                 ACCUMULATED
                                               CLASS A           CLASS B           COMMON STOCK                    DURING
                                          -------------------  ---------------- --------------------    STOCK    DEVELOPMENT
                                            SHARES    AMOUNT    SHARES   AMOUNT  SHARES     AMOUNT      RIGHTS      STAGE
                                          ---------- --------  --------  ------ ---------  ---------   --------  -----------

BALANCE - SEPTEMBER 30, 1986                       -  $     -         -   $ -           -   $      -    $    -     $      -

Stock issued for cash
  September 1986 - $0.002 per share                -        -         -     -   5,100,000     11,546         -            -
  September 1988 (net $38,702 of
   offering costs) - $0.32 per share               -        -         -     -     213,065     67,964         -            -
  December 1988 (net $6,059 of
   offering costs) - $0.32 per share               -        -         -     -      33,358     10,641         -            -
  March 1989 (net $4,944 of
   offering costs) - $0.32 per share               -        -         -     -      27,216      8,681         -            -
  June 1989 (net $6,804 of offering
   costs) - $0.32 per share                        -        -         -     -      37,461     11,950         -            -
Stock issued for services
  September 1986 - $0.002 per share                -        -         -     -     300,000        679         -            -
  June 1989 - $0.32 per share                      -        -         -     -       5,000      1,595         -            -
Net loss for the period from September
  26, 1986 through June 30, 1990                   -        -         -     -           -          -         -     (192,978)
----------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1990                            -        -         -     -   5,716,100    113,056         -     (192,978)

Stock issued as part of reorganization
  various dates - $0.02 per share          1,000,000  292,786         -     -  6,000,000    175,672          -            -
Preferred stock issued for services
  July 2000 - $0.001 per share             2,000,000    2,000         -     -          -          -          -            -
  August 2000 - $0.00 per share              400,000        -   300,000     -          -          -          -            -
Stock issued for cash
  January 1994 - $0.40 per share                   -        -         -     -     59,856     23,942          -            -
  May 1994 - $0.20 per share                       -        -         -     -    137,500     27,500          -            -
  January 1996 (net $24,387 of offering
   costs) - $3.86 per share                        -        -         -     -    179,500    693,613          -            -
  November 1997 - $1.43 per share                  -        -         -     -     35,000     50,000          -            -
  May 1998 - $1.20 per share                       -        -         -     -    250,000    300,000          -            -
  October 1999 - $2.00 per share                   -        -         -     -     50,000    100,000          -            -
  September 2000 - $1.67 per share                 -        -         -     -     11,500     19,236          -            -
  Oct through Dec 2000 - $1.03 per share           -        -         -     -    140,100    144,546          -            -
  Jan through March 2001 - $1.30 per share         -        -         -     -     39,900     51,920          -            -
  April through June 2001 - $0.98 per              -        -         -     -    120,100    117,684          -            -
   share
Stock issued for services
  April 1991 - $0.10 per share                     -        -         -     -    300,000     30,000          -            -
  January 1995 - $1.00 per share                   -        -         -     -    100,000    100,000          -            -
  May 1997 - $4.13 per share                       -        -         -     -     14,000     57,750          -            -
  June 1997 - $2.94 per share                      -        -         -     -      5,000     14,690          -            -
  December 1997 - $1.13 per share                  -        -         -     -      6,000      6,750          -            -
  October 1999 - $1.26 per share                   -        -         -     -     50,000     63,147          -            -
  August 2000 - $2.25 per share                    -        -         -     -    268,000    603,000          -            -
  May 2001 - $1.12 per share                       -        -         -     -      3,000      3,360          -            -
  Feb through March 2001 - $1.55 per share         -        -         -     -    350,000    542,500          -            -
Stock issued for financiang transactions
  November 2000 - $0.90 per share                  -        -         -     -     50,000     45,000          -            -
  December 2000 - $0.90 per share                  -        -         -     -     10,000      9,000          -            -
  January 2001 - $0.84 per share                   -        -         -     -     30,000     25,320          -            -
  June 2001 - $1.16 per share                      -        -         -     -    120,000    139,200          -            -
Stock issued to satisfy liabilities
  June 1991 - $0.03 per share                      -        -         -     -  2,700,000     78,101          -            -
Grant of stock rights
  May 1994 - $0.50 per share                       -        -         -     -          -      6,750     13,500            -
  June 1995 - $3.00 per share                      -        -         -     -          -     95,283     31,761            -
  August 1995 - $5.00 per share                    -        -         -     -          -     25,000      5,000            -
Stock rights exercised
  May 1997                                         -        -         -     -     36,761          -   (36,761)            -
  June 1997                                        -        -         -     -     13,500          -   (13,500)            -


   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (CONTINUED)



                                                                                                                   DEFICIT
                                                                                                                 ACCUMULATED
                                               CLASS A           CLASS B           COMMON STOCK                    DURING
                                          -------------------  ---------------- --------------------    STOCK    DEVELOPMENT
                                            SHARES    AMOUNT    SHARES   AMOUNT  SHARES     AMOUNT      RIGHTS      STAGE
                                          ---------- --------  --------  ------ ---------  ---------   --------  -----------

Purchase and retirement of treasury stock
 December 1991 - $0.49 per share                   -        -         -   $   -    (5,000)    (2,425)  $     -             -
 December 1992 - $0.49 per share                   -        -         -       -    (1,856)      (900)        -             -
Correction for additional shares issued            -        -         -       -     68,973          -        -             -
Contributed capital - cash and settlement
 of liability, no shares issued                    -        -         -       -          -  5,203,846        -             -
Capital distribution in lieu of payment
 of related party receivable                       -        -         -       -          - (1,359,980)       -             -
Net loss for the period from July 1,
1990 through June 30, 2001                         -        -         -       -          -          -        -    (7,497,434)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001                    3,400,000  294,786   300,000       - 16,857,934  7,502,561        -    (7,690,412)

Stock issued for cash
 July through Dec 2001 - $0.86 per share           -        -         -       -    138,400    119,287        -             -
 December 2001 - $0.71 per share                   -        -         -       -     28,000     20,000        -             -
 January 2002 - $1.39 per share                    -        -         -       -     50,000     35,910        -             -
 May through June 2002 - $0.25 per share           -        -         -       -    500,000    125,000        -             -
Stock issued for services
 October 2001 - $1.44 per share                    -        -         -       -    150,000    216,000        -             -
 February 2002 - $1.14 per share                   -        -         -       -     25,000     28,500        -             -
Contributed capital - no shares issued             -        -         -       -          -    558,573        -             -
Capital distribution in lieu of payment
 party receivable                                  -        -         -       -          -   (217,694)       -             -
Net loss                                           -        -         -       -          -          -        -    (1,207,757)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2002                    3,400,000  294,786   300,000       - 17,749,334  8,388,137        -    (8,898,169)

Stock issued for cash
 July 2002 - $0.20 per share                       -        -         -       -    150,000     30,000        -             -
 August 2002 - $0.26 per share                     -        -         -       -    316,000     82,000        -             -
 January 2003 - $0.32 per share                    -        -         -       -     80,000     25,600        -             -
 July through Sept 2002 - $0.39 per share          -        -         -       -    217,000     84,204        -             -
 Oct through Dec 2002 - $0.33 per share            -        -         -       -    200,000     66,407        -             -
 Jan through March 2003 - $0.26 per share          -        -         -       -    150,000     38,617        -             -
 April through June 2003 - $0.24 per share         -        -         -       -    240,000     57,234        -             -
Stock issued for services
 July 2002 - $0.50 per share                       -        -         -       -      3,806      1,903        -             -
 October 2002 - $0.45 per share                    -        -         -       -    885,000    398,250        -             -
 November 2002 - $0.35 per share                   -        -         -       -     65,000     22,750        -             -
 May 2003 - $0.15 per share                        -        -         -       -     10,000      1,500        -             -
Shares issued as part of share value               -        -         -       -    260,000          -        -             -
 guarantee
Contributed capital - no shares issued             -        -         -       -          -     39,682        -             -
Capital distribution in lieu of payment
 of related party receivable                       -        -         -       -          -    (52,606)       -             -
Net loss                                           -        -         -       -          -          -        -    (1,017,055)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2003                    3,400,000 $294,786   300,000   $   - 20,326,140 $9,183,678  $     -   $(9,915,224)
=============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                                                                                    FOR THE PERIOD
                                                                                    FROM INCEPTION
                                                         FOR THE YEARS ENDED        (SEPTEMBER 26,
                                                              JUNE 30,               1986) THROUGH
                                                     ----------------------------         JUNE 30,
                                                            2003            2002              2003
                                                     ------------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $ (1,017,055)    $(1,207,757)     $(9,915,224)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities
 Amortization                                               9,094          10,587           88,490
 Depreciation                                               8,705           9,880          214,055
 Stock based compensation                                 424,403         244,500        2,221,407
 Forfeiture of deposits                                         -         209,520          236,803
 Loss on disposal of fixed assets                               -               -           17,359
 Impairment of patents and abandonment of in-process
  rights to technology                                    115,930          97,202          343,238
 Changes in current assets and liabilities:
 Accounts payable                                         (70,517)         36,892          138,757
 Accrued liabilities                                       46,112           5,672          237,999
--------------------------------------------------------------------------------------------------
NET CASH FROM OPERATING ACTIVITIES                       (483,328)       (593,504)      (6,417,116)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                       (2,951)         (1,434)        (242,908)
 Purchase of rights to technology                         (38,976)        (30,854)        (525,579)
 Organization costs                                             -               -           (1,880)
 Net cash advanced to related party                       (14,060)       (217,694)      (1,644,988)
 Proceeds from capital lease receivable                         -               -           44,220
 Repayment of cash loaned to related party                      -               -           53,254
--------------------------------------------------------------------------------------------------
NET CASH FROM INVESTING ACTIVITIES                        (55,987)       (249,982)      (2,317,881)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                   384,062         300,197        2,379,991
 Cash from controlling shareholder                         39,682         558,573        6,270,559
 Payments for treasury stock                                    -               -           (3,325)
 Payments for stock offering costs                              -               -          (56,509)
 Decrease (increase) in bank overdraft                     23,357          (9,776)          28,441
 Proceeds from net borrowings from related party                -               -           78,101
 Proceeds from notes payable                                    -               -           29,857
 Payments on note payable and obligations under                                                  -
  capital lease                                           (29,359)         (5,508)        (113,691)
 Proceeds from related party deposits                     224,400               -          224,400
 Purchases of equipment held for distribution             (48,793)              -          (48,793)
--------------------------------------------------------------------------------------------------
NET CASH FROM FINANCING ACTIVITIES                        593,349         843,486        8,789,031
--------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 54,034                -           54,034

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               -                -                -
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $     54,034      $         -      $    54,034
==================================================================================================



  The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                               (CONTINUED)

                                                         FOR THE YEARS ENDED
                                                              JUNE 30,
                                                     ----------------------------
                                                            2003             2002
                                                     ------------     -----------

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest                              $      5,492     $     2,786

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Reclassification of advance to related party to
  capital distribution                               $     52,606     $   217,694


                  INTERNATIONAL AUTOMATED SYSTEMS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO THE FINANCIAL STATEMENTS
                           JUNE 30, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - International Automated Systems, Inc. (the "Company" or "IAS") was incorporated in the State of Utah on September 26, 1986. The Company is considered to be a development stage company with its activities to date consisting of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment, developing power generation equipment and developing a business plan.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

BASIS OF PRESENTATION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 2003 and 2002, the Company incurred net losses of $1,017,055 and $1,207,757, respectively, had no revenues, and the Company had a working capital deficit of $548,047 at June 30, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2003 and 2002 was $8,705 and $9,880, respectively.

PATENTS - The Company's policy on recording patent costs is to capitalize legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed by the Company when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

   During the years ended June 30, 2003 and 2002, the Company abandoned the pursuit of certain patents. These patents had capitalized costs of $5,848 and $97,202, respectively, and were written off to research and development expense. On June 30, 2003, the company concluded that the undiscounted future cash flows for certain patents was uncertain and recorded a $110,082 impairment allowance for these patents. At June 30, 2003 the Company had capitalized patents subject to amortization of $56,780 net of $1,154 in accumulated amortization. Also at June 30, 2003 the Company had capitalized $40,106 of in-process patents that were not subject to amortization. Amortization expense was $9,094 and $10,587 for the years ended June 30, 2003 and 2002, respectively. Amortization expense is expected to be $3,340 per year for the next five years.

   REVENUE   RECOGNITION  -  Sales  are  recognized  upon   delivery   and
   acceptance.

   STOCK BASED COMPENSATION - The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

   No stock-based employee compensation cost is reflected in net loss, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:



For the Years Ended June 30,                               2003            2002
----------------------------------------------------------------------------------

Net loss, as reported                                  $(1,017,055)    $(1,207,757)
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards                                           (307,420)       (433,420)
----------------------------------------------------------------------------------
Pro forma net loss                                     $(1,324,475)    $(1,641,177)
==================================================================================

Basic and diluted loss per common share as reported    $     (0.04)    $     (0.06)
==================================================================================

Basic and diluted loss per common share pro forma      $     (0.06)    $     (0.08)
==================================================================================



   See Note 7 for additional disclosure regarding the Company's stock options.

   ADVERTISING COSTS - Advertising costs are expensed when incurred. Advertising expense was $7,150 and $25,220 for the years ended June 30, 2003 and 2002, respectively.

   RESEARCH AND DEVELOPMENT - Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company's research and development of the Automated Fingerprint Identification Machine technology, the Digital Wave Modulation technology, the Self Checkout technology, the Steam Turbine technology and other various projects. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $190,190 and $335,707 for the fiscal years ended June 30, 2003 and 2002, respectively.

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

   BASIC AND DILUTED LOSS PER COMMON AND PREFERRED SHARE - Loss per common and preferred share is computed by dividing net loss available to common and preferred stockholders by the weighted-average number of common and preferred shares outstanding during the period. The preferred shares outstanding are included because the preferred shares have 10 to 1 voting rights and are considered a common stock equivalent. Diluted loss per share reflects the potential dilution, which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the years ended June 30, 2003 and 2002, the Company had 1,600,000 potentially issuable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

   RECENTLY ENACTED ACCOUNTING STANDARDS - In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this standard on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of analyzing the provisions of FIN 46 and the possible effect it may have on future interim or annual financial statements.

   NOTE 2 - RELATED PARTY TRANSACTIONS

   MR. JOHNSON - During the years ended June 30, 2003 and 2002, Mr. Johnson, the president and majority shareholder, advanced the Company $39,682 and $558,573, respectively, which has been accounted for as contributed capital with no additional shares owed or issued.

   During the year ended June 30, 2003, the Company commenced leasing its office space on a month-to-month basis from Mr. Johnson for $5,000 a month. The lease is classified as an operating lease. As of June 30, 2003, the Company had recorded $50,000 of lease expense under this operating lease and had a $5,000 payable to Mr. Johnson for unpaid lease payments, which has been subsequently paid.

   U-CHECK - For the years ended June 30, 2003 and 2002, the Company advanced U-Check, Inc. (U-Check), a corporation controlled by Mr. Johnson, $14,060 and $217,694, respectively. These advances consisted of operating capital and labor costs paid for by the Company on behalf of U-Check. Due to adverse financial conditions experienced by U-Check, the Company determined the advances from U-Check would not be realizable. Accordingly, the Company has written off the entire balance as a capital distribution to Mr. Johnson.

   The Company had an outstanding lease receivable of $38,546 due from U-Check. During the year ended June 30, 2003, due to economic conditions mentioned above, the Company determined that the lease receivable were impaired. The entire amount has been written off as a capital distribution to Mr. Johnson.

   NOTE 3 - NOTES PAYABLE

   Notes payable at June 30, 2003, consisted of the following:


    Notes payable to a financing company; non-interest
     bearing; secured by an automobile; due November 2005.          14,748
    ----------------------------------------------------------------------

        Total                                                       14,748

        Less: Current portion                                       (5,971)
    ----------------------------------------------------------------------

        Net Long-Term Debt                                           8,777
    ======================================================================


   Annual maturities of long-term debt as of June 30, 2003 for each of the next five years are as follows:

                 Year Ending June 30:
                         2004                          $     5,971
                         2005                                5,971
                         2006                                2,806


   NOTE 4 - OBLIGATION UNDER CAPITAL LEASES/NET INVESTMENT IN DIRECT FINANCING LEASES

   In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership (U-Check, Inc.) under the same terms as the original leases signed by the Company. The Company has ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases are scheduled to be settled in December 2003 and are classified on the accompanying balance sheet as current liabilities.

   During the year ended June 30, 2003, the Company determined the remaining $38,546 lease receivable from U-Check to be impaired and was written off as a capital distribution to Mr. Johnson.

   NOTE 5 - PREFERRED STOCK

   SERIES A PREFERRED STOCK - Each share of Series A Preferred Stock has equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

   SERIES B PREFERRED STOCK - Each share of Series B Preferred Stock has equal dividend rights to the common shares, has no dividend requirements, has no liquidation preferences to the common shares, and is entitled to the voting rights of ten common shares. Each share of the convertible preferred stock is exchangeable into two options to purchase common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged. The Company is accounting for these shares as though they were an issuance of a stock option. See Note 7 for the Company's accounting policy and treatment for the issuance of stock options.

   NOTE 6 - COMMON STOCK

   COMMON STOCK ISSUED FOR CASH - At July 1, 2002, the Company had 188,400 shares of common stock in escrow with an attorney to be sold. During the year ended June 30, 2002, the Company placed an additional 5,000,000 shares of common stock in the escrow account. In May 2003, the Company directed this attorney to transfer 1,500,000 of these shares to a second attorney to be held in a second escrow account. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company's and the attorney's discretion. During the year ended June 30, 2003, 807,000 shares were sold for proceeds of $246,462 at prices ranging from $0.20 to $0.39 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. During the year ended June 30, 2002, 188,400 shares were sold for proceeds of $155,197 at prices ranging from $0.67 to $1.11 per share. The $155,197 in proceeds was used to pay professional fees. At June 30, 2003, there was a balance of 4,193,000 shares left in escrow with $4,981 of cash remaining in the escrow account.

   During the year ended June 30, 2003, the Company issued 546,600 shares of common stock to individuals in exchange for $137,600 in cash at prices ranging from $0.20 to $0.39 per share. During the year ended June 30, 2002, the Company issued 128,000 shares of common stock to individuals in exchange for $45,000 in cash, at prices ranging from $0.25 to $0.71 per share.

   During May and June 2002, the Company issued 400,000 shares of restricted common stock to an individual in exchange for $100,000 in cash, or $0.25 per share. As part of this transaction, the Company guaranteed that: i) if the stock is not trading at $2.00 per share 75 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; ii) if the stock is not trading at $2.00 per share 150 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance and; iii) if the stock is not trading at $1.00 per share 1 year subsequent to the agreement date, the Company will issue an additional 100,000 shares. During the year ended June 30, 2003 the Company's stock did not reach any of the price targets and Company issued an additional 260,000 shares of common stock. These shares were issued with no additional value given.

   COMMON STOCK ISSUED FOR SERVICES - During the year ended June 30, 2003, the Company issued 78,806 shares of restricted common stock to individuals in exchange for services performed. The shares were valued at $26,153, at prices ranging from $0.15 to $0.50 per share.

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

   NOTE 7 - STOCK OPTIONS

   OUTSTANDING STOCK OPTIONS - During the years ended June 30, 2003 and 2002 the Company issued no stock options, nor did they have any options forfeit or expire. At June 30, 2003, the Company had 1,600,000 options outstanding with 900,000 options exercisable. All the options outstanding and exercisable have an exercise price of $3.00. The weighted average remaining contractual life of the options outstanding at June 30, 2003 is 7.15 years.

   NOTE 8 - DEPOSITS FROM RELATED PARTIES

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

   As of June 30, 2003, these LLC's have advanced the Company $250,000 towards the purchase of the automated self-service restaurant technology and equipment and have committed to pay an additional $50,000. The final payment will be made at such time as the equipment and technology are installed in the restaurants and the restaurants are opened for business. When the LLC's make the final payments to the Company, the Company has agreed to pay one of the minority members a $10,000 commission. This commission will reduce the amount of payments to the Company.

   As part of these agreements, the Company agreed to issue 80,000 shares of common stock to one of the minority members as an incentive to pursue the deal. The issuance of the 80,000 shares has been treated as a sale of common stock for cash proceeds of $25,600 or $0.32 per share thus reducing the money advanced to the Company to $224,400.

   These LLC's are considered related parties due to common ownership and common control. Accordingly, the funds advanced to the Company will be recorded as "deposits from related parties" and the purchase of the equipment will be recorded as equipment held for distribution at the Company's cost. At such time as the equipment and technology are installed, the equipment held for distribution will be netted against the advances and any funds advanced in excess of these costs will be considered contributed capital.

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

   NOTE 9 - INCOME TAXES

   The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2003 and 2002. The following presents the components of the net deferred tax asset at June 30, 2003:

        Operating loss carry forwards                            1,273,216
        Accumulated depreciation/amortization                       33,999
        ------------------------------------------------------------------

        Net Deferred Tax Assets Before Valuation Allowance       1,307,215

        Less: Valuation Allowance                               (1,307,215)
        ------------------------------------------------------------------

        Net Deferred Tax Asset                                           -
        ==================================================================

   The Company has operating loss carry forwards of $3,413,449 that expire, if unused through June 30, 2023.

   The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2003 and 2002:


      For the Years Ended June 30,                         2003         2 002
      -----------------------------------------------------------------------
        Income tax benefit at statutory rate (34%)  $  (345,799)  $  (410,637)
        Deferred tax valuation allowance change         349,486       298,947
        Non deductible expenses/taxable income           29,876       151,546
        State taxes net of federal benefit              (33,563)      (39,856)
      -----------------------------------------------------------------------
      Provision for Income Taxes                    $         -   $         -
      =======================================================================

   NOTE 10 - LEGAL CONTINGENCIES

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

   During December 2002, the Company received notification from the SEC that the proposed settlement agreement had been rejected. This matter is set for trial in February 2004. The Company is currently unaware of how the SEC intends to pursue this action and any possible liability resulting from this action is undeterminable.

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

   During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it has not been given credit for and had an unpaid balance of $34,656 at June 30, 2002. During the year ended June 30, 2003, the Company made payments totaling $10,100, leaving an accrued balance of $24,556 at June 30, 2003.

   PAYROLL TAX CONTINGENCY - During prior periods, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities. During the year ended June 30, 2002 the Company was notified by the IRS that there were errors with the filing of their 1999 W-2's and assessed penalties. As of June 30, 2003 the balance assessed by federal and state agencies, including penalties and interest total approximately $238,000 and have been reflected in the financial statements as part of accrued payroll and related expenses.

   NOTE 11 - SUBSEQUENT EVENTS

   Subsequent to June 30, 2003, the Company issued 278,400 shares of restricted common stock in exchange for $139,200 in cash or $0.50 per share.

   As mentioned in Note 6, the Company had 4,193,000 shares of common stock in escrow accounts. During July through September 2003, 84,000 of these shares were sold for proceeds of $60,678 at prices ranging from $0.71 to $0.83 per share.

 Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year 2003 there were no changes or disagreements with the Company's certified public accountants, Hansen, Barnett and Maxwell.


Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures



Based on an evaluation as of a date within 90 days of the filing of this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 15d-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by Chapeau in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls



There were no significant changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


 PART III.


 Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Directors and Officers

 The executive officers and directors of the Company are as follows:

  Name                    Age       Position with the Company

 Neldon Johnson           57        Chairman of the Board of Directors
                                      and President

 Randale Johnson          34        Secretary, Vice President and Director

 Christopher Taylor       34        Director

 Stacy Curtis Snow        37        Director

 LaGrand Johnson          37        CFO, Director


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

 Background of Executive Officers and Directors


Neldon Johnson is the founder of the Company and the primary inventor of the Self-Check system, AFIM, DWM, and turbine technologies. Mr. Johnson directs the Company's research and development program. Mr. Johnson studied physics and mathematics at Brigham
Young University in Provo, Utah, and graduated from Utah Technical
 College's Electronics Technology Program in 1964. He has taken training courses and has taught courses in electronics programming, microwave and wave switch programs. From 1965 to
 1968 he worked for American Telephone and Telegraph, Inc., as an engineer.

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

None of the officers or directors of the Company has during the past five years, been involved in any events such as criminal proceedings or convicted of proceedings relating to securities violations.



 Item 10. EXECUTIVE COMPENSATION

The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in the year 2001.
Currently Mr. Johnson receives no salary.

 Employment Agreements

The Company has an employment agreement or contract with the key employees for a period of five years. Each employee will continue to receive an annual salary which is reviewed annually. As part of the employment agreement each employee has received restricted common and preferred shares of stock and options to be purchased at $3.00 per share. Each employee has signed a non-disclosure agreement with the Company.

 Item. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2003, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and
(iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

 Name and Address of               Number of         Percent (1)
 Beneficial Owner                Shares Owned
 -------------------             ------------

 Neldon Johnson
 326 North SR 198
 Salem, Utah                      6,596,520             27.0

 J. David Nelson
 10885 South state Street
 Sandy, Utah                      2,643,000             11.0

 LaGrand Johnson
 326 North SR 198
 Salem, Utah                        180,000

 Christopher Taylor
 326 North SR 198

 Salem, Utah                          2,500

 Randale Johnson
 326 North SR 198
 Salem, Utah                          7,000

 Curtis Snow
 326 North SR 198
 Salem, Utah                          2,000

 Directors and Officers
 as a Group
 5 persons                         9,431,020             38.0
                                   =========             ====


                              21



(1) Based on 24,519,140 shares of common stock issued, but does not include the 1,000,000 shares of Series 1 Class A Preferred
Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by
Randale  Johnson.  Each share of the Series 1 Class A Preferred
Stock has ten votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 29 per cent, LaGrand Johnson 20 percent, and Randale Johnson 20 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.


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

For the year ended June 30, 2003 and 2002, the Company advanced U-Check, Inc. (U-Check), a corporation controlled by Mr. Johnson, $14,060 and $217,694, respectively. These advances consisted of operating capital and labor costs paid for by the Company on behalf of U-Check. Due to adverse financial conditions experienced by U-Check, the Company determined the advances from U-Check would not be realizable. Accordingly, the Company has written off the entire balance as a capital distribution to Mr. Johnson. Also, the Company had an outstanding lease receivable of $38,546 due from U-Check. During the year ended June 30, 2003, due to economic conditions mentioned above, the Company determined that the lease receivable were impaired. The entire amount has been written off as a capital distribution to Mr. Johnson.

During the year ended June 30, 2003, the Company commenced leasing its office space on a month-to-month basis from Mr. Johnson for $5,000 a month. The lease is classified as an operating lease. As of June 30, 2003, the Company had recorded $50,000 of lease expense under this operating lease and had a $5,000 payable to Mr. Johnson for unpaid lease payments, which has been subsequently paid.

The Controlling Shareholder and certain officers and directors of the Company have formed agreements with two separate individuals ("minority members") to form two separate limited liability companies (`LLC"), which will open restaurants utilizing Company's self-service restaurant equipment. Each LLC has agreed to purchase the self-service restaurant equipment from Company for $150,000 per LLC. As of June 30, 2003, these LLC's have advanced the Company $250,000 towards the purchase of the automated self-service restaurant technology and equipment and have committed to advance an additional $50,000. The final advances will be made at such time as the equipment and technology are installed in the restaurants and the restaurants are opened for business.

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


During fiscal 2003 the Johnson family contributed funds to the Company in the amount of $39,682. The Company issued no shares for the funds received.


 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

 a. Exhibits

 31      Section 302 Certification

 32      Section 906 Certification


 b. Reports on Form 8-K.

   During the period ended June 30, 2003, Registrant filed no report on Form 8-K.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our financial statements for the years ended June 30, 2003 and 2002 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell.
The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

      Aggregate fees billed to us for the years ended June 30, 2003 and 2002 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $44,946 and $35,961, respectively.

Audit-Related Fees

      There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

      Aggregate fees billed to us for the years ended June 30, 2003 and 2002 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $6,115 and $5,017, respectively.

All Other Fees

      Aggregate fees billed the years ended June 30, 2003 and 2002 for products or other services by Hansen, Barnett & Maxwell that are not reported in the previous three paragraphs were $416 and $177, respectively.


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

                               INTERNATIONAL AUTOMATED SYSTEMS, INC.

                               /s/ Neldon Johnson



                               ---------------------------
                               NELDON JOHNSON
                               Title:  President,
                               Chief Executive Officer

                               Date:  October 13, 2003
                               ---------------------------

                               DIRECTORS

                               /s/ Neldon Johnson



                               ---------------------------
                               NELDON JOHNSON
                               Title:  Director

                               Date: October 13, 2003
                               ---------------------------

                               /s/ Randale P. Johnson



                               ---------------------------
                               RANDALE P. JOHNSON
                               Title:  Director

                               Date:  October 13, 2003
                               ---------------------------

                               /s/ LaGrand T. Johnson



                               ---------------------------
                               LAGRAND T. JOHNSON
                               Title:  Director

                               Date:  October 13, 2003
                               ---------------------------

                               /s/ Christopher J. Taylor



                               ---------------------------
                               CHRISTOPHER J. TAYLOR
                               Title: Director

                               Date:  October 13, 2003
                               ---------------------------


                                /s/ S. Curtis Snow


                               ---------------------------
                               S. CURTIS SNOW
                               Title:  Director

                               Date:  October 13, 2003