Form 10QSB
period 2003-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2003-11-19
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 2003

                      Commission File Number  33-16531-D

                     INTERNATIONAL AUTOMATED SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                      UTAH                    87-0447580
     (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

                              326 North Sr. 198 ,
                              Salem, Utah   84653
                   (Address of principal executive offices)

      Registrant's telephone number including area code    (801) 423-8132

                                Not Applicable
                 Former Address, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No __


As of September 30, 2003 Registrant had 24,798,140 shares of common stock, no par value per share, which includes shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One) Yes X  No ___

PART I

ITEM 1                  FINANCIAL STATEMENTS

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                       SEPTEMBER 30,   JUNE 30,
                                                                2003       2003

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                        $ 51,982   $ 54,034
Other current assets                                           3,000          -
Equipment held for distribution                                    -     48,793
--------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                        54,982    102,827
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Computer and electronic equipment                             22,331     22,331
Automobiles                                                   51,514     51,514
Mobile office                                                 11,764     11,764
--------------------------------------------------------------------------------
  TOTAL PROPERTY AND EQUIPMENT                                85,609     85,609
  Accumulated depreciation                                   (63,343)   (61,277)
--------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                  22,266     24,332
--------------------------------------------------------------------------------

OTHER ASSETS - PATENTS, NET OF ACCUMULATED AMORTIZATION       94,897     95,732
--------------------------------------------------------------------------------

TOTAL ASSETS                                                $172,145   $222,891
================================================================================



       See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (CONTINUED)
(UNAUDITED)


                                                        SEPTEMBER 30,        JUNE 30,
                                                                 2003            2003
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft                                            $          -    $    28,441
Accounts payable                                               155,381        138,757
Accrued  payroll and related expenses                          207,606        238,000
Deposits from customers                                         30,000              -
Deposits from related parties                                   74,400        224,400
Notes payable-current portion                                    5,971          5,971
Obligations under capital leases                                 4,568         15,305
--------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                   477,926        650,874
--------------------------------------------------------------------------------------

NET LONG-TERM LIABILITIES - NOTES PAYABLE                        7,253          8,777
--------------------------------------------------------------------------------------

TOTAL LIABILITIES                                              485,179        659,651
--------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Preferred stock, Class A, no par value, 4,400,000 shares
 authorized, 3,400,000 shares issued and outstanding           294,786        294,786
Preferred stock, Class B, no par value, 600,000 shares
 authorized, 300,000 shares issued and outstanding                   -              -
Common stock, no par value, 45,000,000 shares
 authorized, 20,689,140 and 20,326,740 issued and
 outstanding, net 4,109,000 and 4,193,000 shares held in
 escrow account, respectively                                9,481,962      9,183,678
Deficit accumulated during the development stage           (10,089,782)    (9,915,224)
--------------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' DEFICIT                                 (313,034)      (436,760)
--------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    172,145    $   222,891
======================================================================================




       See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                            For the Period
                                                                            From Inception
                                               For the Three Months Ended   (September 26,
                                                       September 30,        1986) Through
                                               ---------------------------   September 30,
                                                   2003           2002            2003
------------------------------------------------------------------------------------------

REVENUE
 Sales                                         $         -    $         -    $    111,226
 Income from related party                               -              -          32,348
------------------------------------------------------------------------------------------
   TOTAL REVENUE                                         -              -         143,574
------------------------------------------------------------------------------------------

COST OF SALES
 Cost of sales                                           -              -          81,927
 Write down of carrying value of inventories             -              -         216,186
------------------------------------------------------------------------------------------
   TOTAL COST OF SALES                                   -              -         298,113
------------------------------------------------------------------------------------------

GROSS LOSS                                               -              -        (154,539)

OPERATING EXPENSES
 General and administrative                        111,350         61,182       5,100,992
 Research and development expense                   61,123         56,793       4,195,727
 Impairment of patents                                   -              -         110,082
 Amortization expense                                  835          2,935          89,325
 Litigation settlement expense                           -              -         170,634
------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                        173,308        120,910       9,666,760
------------------------------------------------------------------------------------------

OPERATING LOSS                                    (173,308)      (120,910)     (9,821,299)
------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSES)
 Loss on disposal of property and equipment              -              -         (17,359)
 Forfeiture of deposits                                  -              -        (236,803)
 Interest income                                         -              -          22,444
 Interest expense                                   (1,250)        (1,104)        (36,765)
------------------------------------------------------------------------------------------
   NET OTHER EXPENSE                                (1,250)        (1,104)       (268,483)
------------------------------------------------------------------------------------------

NET LOSS                                       $  (174,558)   $  (122,014)   $(10,089,782)
==========================================================================================

BASIC AND DILUTED LOSS PER SHARE               $     (0.01)   $     (0.01)
==========================================================================

COMMON AND PREFERRED SHARES USED IN
 PER SHARE CALCULATION                          24,178,297     21,801,625
==========================================================================




       See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASHFLOW
(UNAUDITED)


                                                                                     For the Period
                                                                                     From Inception
                                                        For the Three Months Ended   (September 26,
                                                               September 30,         1986) Through
                                                        ---------------------------  September 30,
                                                            2003           2002           2003
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $ (174,558)    $ (122,014)    $(10,089,782)
 Adjustments to reconcile net loss to net
  cash from operating activities:
 Amortization                                                  835          2,935           89,325
 Depreciation                                                2,066          2,203          216,121
 Stock based compensation                                        -          1,903        2,221,407
 Forfeiture of deposits                                          -              -          236,803
 Loss on disposal of fixed assets                                               -           17,359
 Impairment of patents and abandonment of in-process
   rights to technology                                          -              -          343,238
 Changes in current assets and liabilities:
  Other current assets                                      (3,000)             -           (3,000)
  Accounts payable                                          16,624        (75,706)         155,381
  Deposits from customers                                   30,000              -           30,000
  Accrued liabilities                                      (30,394)         2,696          207,605
---------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATING ACTIVITIES                     (158,427)      (187,983)      (6,575,543)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                             -           (678)        (242,908)
 Purchase of rights to technology                                -              -         (525,579)
 Organization costs                                              -              -           (1,880)
 Net cash advanced to related party                              -         (9,792)      (1,644,988)
 Proceeds from capital lease receivable                          -              -           44,220
 Repayment of cash loaned to related party                       -              -           53,254
---------------------------------------------------------------------------------------------------
   NET CASH FROM INVESTING ACTIVITIES                            -        (10,470)      (2,317,881)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                    200,080        196,204        2,580,071
 Cash from controlling shareholder                               -         23,818        6,270,559
 Payments for treasury stock                                     -              -           (3,325)
 Payments for stock offering costs                               -              -          (56,509)
 Decrease (increase) in bank overdraft                     (28,441)         5,084                -
 Proceeds from net borrowings from related party                 -              -           78,101
 Proceeds from notes payable                                     -              -           29,857
 Payments on note payable and obligations under                                                  -
  capital lease                                            (12,261)        (1,552)        (125,952)
 Proceeds from related party deposits                            -              -          224,400
 Purchases of equipment held for distribution               (3,003)             -          (51,796)
---------------------------------------------------------------------------------------------------
   NET CASH FROM FINANCING ACTIVITIES                      156,375        223,554        8,945,406
---------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (2,052)        25,101           51,982

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            54,034              -                -
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   51,982     $   25,101     $     51,982
===================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest                                 $    1,250     $    1,104

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Convert equipment held for distribution and deposits
  from related parties to contributed capital           $   98,204     $        -



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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2003. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2004.

Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. A total of 1,600,000 stock options were excluded from the calculation of diluted loss per common share at September 30, 2003 and 2002, because the effects would be antidilutive.


NOTE 2-BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred net losses of $174,558 and $122,014 for the three-month periods ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company's losses accumulated from inception totaled $10,089,782. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 3-STOCK BASED COMPENSATION




The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three months ended September 30, 2003 and 2002:



FOR THE THREE MONTHS ENDED SEPTEMBER 30,                  2003       2002
-------------------------------------------------------------------------------

Net loss, as reported                                 $ (174,558)  $ (122,014)
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards                                          (65,928)     (89,828)
-------------------------------------------------------------------------------

PRO FORMA NET LOSS                                    $ (240,486)  $ (211,842)
===============================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE AS REPORTED   $    (0.01)  $    (0.01)
===============================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE PRO FORMA     $    (0.01)  $    (0.01)
===============================================================================




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

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services. The claim seeks to recover from the Company $60,700 for services rendered. The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for. Through September 30, 2003 the Company made payments totaling $10,100, leaving an accrued balance of $24,556.

PAYROLL TAX CONTINGENCY - During prior periods, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities. The Company was also notified by the IRS that there were errors with the filing of their 1999 W-2's and assessed penalties. As of September 30, 2003, the balance assessed by federal and state agencies, including penalties and interest total $207,606 and have been reflected in the financial statements as part of accrued payroll and related expenses.


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

These LLC's are considered related parties due to common ownership and common control. Accordingly, the funds advanced to the Company were recorded as "deposits from related parties" and the purchase of the equipment will be recorded as equipment held for distribution at the Company's cost. At such time as the equipment and technology are installed, the equipment held for distribution will be netted against the advances and any funds advanced in excess of these costs will be considered contributed capital. During the three months ended September 30, 2003, one of the restaurants was opened for business resulting in $150,000 of deposits from related parties less $51,796 of equipment held for distribution being reclassified as contributed capital.

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


NOTE 6-STOCKHOLDERS EQUITY

COMMON STOCK ISSUED FOR CASH - At June 30, 2003 the Company had a total of 4,193,000 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company's and the trustees discretion. During the three months ended September 30, 2003, 84,000 shares were sold for proceeds of $60,880 at prices ranging from $0.67 to $0.83 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At September 30, 2003, there was a balance of 4,109,000 shares left in escrow with $7,434 of cash remaining in the escrow accounts.

During the three months ended September 30, 2003, the Company issued 278,400 shares of common stock to individuals in exchange for $139,200 in cash at $0.50 per share.


NOTE 7 - DEPOSITS FROM CUSTOMER

During the three months ended September 30, 2003, the Company received $30,000 deposit from an unrelated person to purchase equipment in relation to their automated self-service restaurant technology. The Company was required to remit a 10% commission as part of receiving the funds. The deposit and commission will be reflected in income when the equipment is completed and installed.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, total current assets were $54,982 and total assets were $172,145 compared to total current assets $102,827 and total assets $222,891 as of June 30, 2003.

As of September 30, 2003, Registrant had total liabilities of $485,179 and shareholders' deficit of $313,034 as compared to total liabilities of $659,651 and shareholders' deficit of $436,760 as of June 30, 2003. The deficit accumulated during the development stage was $10,089,782 as of September 30, 2003, compared to $9,915,224 as of June 30, 2003. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of September 30, 2003, the ratio of current assets to current liabilities was approximately 0.12 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005, and capital lease obligations for various equipment. The lease obligations expire during 2004. The following is a schedule by year of the payments on these contractual obligations.

                                  Payments Due By Period
                                                           Less Than   One To Three
Contractual Obligations                      Total          One Year       Years
-----------------------------------------------------------------------------------

Long-term debt                             $  13,224      $   5,971      $   7,253
Capital lease obligations                  $   4,568      $   4,568      $       -
----------------------------------------------------------------------------------

TOTAL CONTRACTUAL CASH OBLIGATIONS         $  17,792      $  10,539      $   7,253
-----------------------------------------------------------------------------------


Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and ultimately to attain successful operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

For the quarter ended September 30, 2003, Registrant had total revenues of $0 compared to total revenues of $0 for the same period a year earlier. For the quarter ended September 30, 2003, registrant had total operating expenses of $173,308 compared to expenses of $120,910 during the same quarter of a year earlier. As of September 30, 2003, cost of sales was $0 as compared to cost of sales of $0 during the same quarter a year earlier. For the quarter Registrant had a net loss of $173,308 compared to a net loss of $122,014 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to $0.01 for the same quarter a year earlier. For the quarter ended September 30, 2003, general and administrative expenses were $111,350 compared to $61,182 and research development expenses were $61,123 compared to $56,793 a year earlier. The increase in net loss is primarily due to an increase in general and administrative expenses.


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

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures-Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Qsb such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting-During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES

During the year ended June 30, 2003, the Company had 4,193,000 shares of common stock in escrow with three entities to be sold. Proceeds of the stock sales from the escrow accounts are placed in separate escrow accounts to be used at the Company's and the attorney's discretion. At September 30, 2003, there was a balance of 4,109,000 shares left in escrow. During the three months ended September 30, 2003, 84,000 shares were sold for proceeds of $60,880 at prices ranging from $0.67 to $0.83 per share. At September 30, 2003 there was $7,434 remaining in the escrow account.

During the three months ended September 30, 2003, the Company issued 278,400 shares of restricted common stock to individuals in exchange for $139,200 in cash, at prices ranging from $0.50 per share.


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


     Date: November 17, 2003

                               International Automated Systems, Inc.

                               By: /s/ Neldon Johnson
                               ----------------------
                               Neldon Johnson
                               President and Chief Executive Officer