Form 10QSB
period 2003-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2004-02-17
CIK 820380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No __

As of December 31, 2003 Registrant had 24,834,140 shares of common stock, no par value per share, which includes 3,997,800 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One) Yes X  No ___

PART I

ITEM 1

FINANCIAL STATEMENTS

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2003	2003
ASSETS
Current Assets
Cash	$ 28,183	$ 54,034
Prepaid sales commissions	13,000	-
Equipment held for distribution	-	48,793
Total Current Assets	41,183	102,827
Property and Equipment
Computer and electronic equipment	22,331	22,331
Automobiles	51,514	51,514
Mobile office	11,764	11,764
Total Property and Equipment	85,609	85,609
Accumulated depreciation	(65,408)	(61,277)
Net Property and Equipment	20,201	24,332
Patents, net of $2,824 and $1,154 accumulated amortization, respectively	94,062	95,732
Total Assets	$ 155,446	$ 222,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$ 9,056	$ 28,441
Accounts payable	239,141	138,757
Accrued payroll and related expenses	201,828	238,000
Deposits from customers	130,000	-
Deposits from related parties	74,400	224,400
Notes payable-current portion	5,971	5,971
Obligations under capital leases	-	15,305
Total Current Liabilities	660,396	650,874
Net Long-Term Liabilities - Notes payable	5,220	8,777
Total Liabilities	665,616	659,651
Stockholders' Deficit
Preferred stock, Class A, no par value, 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares
authorized, 20,836,340 and 20,326,740 issued and
outstanding, net 3,997,800 and 4,193,000 shares held in
escrow account, respectively	9,528,193	9,183,678
Deficit accumulated during the development stage	(10,333,149)	(9,915,224)
Total Stockholders' Deficit	(510,170)	(436,760)
Total Liabilities and Stockholders' Deficit	$ 155,446	$ 222,891

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					From Inception
					(September 26,
	For the Three Months Ended		For the Six Months Ended		1986) Through
	December 31,		December 31,		December 31,
	2003	2002	2003	2002	2003
Revenue
Sales	$ -	$ -	$ -	$ -	$ 111,226
Income from related party	-	-	-	-	32,348
Total Revenue	-	-	-	-	143,574

Cost of Sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	216,186
Total Cost of Sales	-	-	-	-	298,113

Gross Loss	-	-	-	-	(154,539)

Operating Expenses
General and administrative	189,012	489,590	301,612	550,772	5,291,254
Research and development expense	53,520	58,683	114,643	115,476	4,249,247
Impairment of patents	-	-	-	-	110,082
Amortization expense	835	2,935	1,670	5,870	90,160
Litigation settlement expense	-	-	-	-	170,634
Total Operating Expenses	243,367	551,208	417,925	672,118	9,911,377

Operating Loss	(243,367)	(551,208)	(417,925)	(672,118)	(10,065,916)

Other Income and (Expenses)
Loss on disposal of property and equipment	-	-	-	-	(17,359)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	-	-	-	22,444
Interest expense	-	(3,771)	-	(4,875)	(35,515)
Net Other Expense	-	(3,771)	-	(4,875)	(267,233)

Net Loss	$ (243,367)	$ (554,979)	$ (417,925)	$ (676,993)	$ (10,333,149)

Basic and Diluted Loss Per Share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)
Common and Preferred Shares Used In
Per Share Calculation	24,428,649	23,136,410	24,303,744	22,489,497

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASHFLOW

(Unaudited)

			For the Period
			From Inception
			(September 26,
	For the Six Months Ended		1986) Through
	December 31,		December 31,
	2003	2002	2003
Cash Flows From Operating Activities
Net loss	$ (417,925)	$ (676,993)	$ (10,333,149)
Adjustments to reconcile net loss to net
cash from operating activities:
Amortization	1,670	5,870	90,160
Depreciation	4,131	4,407	218,186
Stock based compensation	-	422,903	2,221,407
Forfeiture of deposits	-	-	236,803
Loss on disposal of fixed assets		-	17,359
Impairment of patents and abandonment of in-
process rights to technology	-	-	343,238
Changes in current assets and liabilities:
Prepaid sales commissions	(13,000)	-	(13,000)
Accounts payable	100,384	(54,463)	239,141
Deposits from customers	130,000	-	130,000
Accrued liabilities	(36,172)	(6,023)	201,827
Net Cash From Operating Activities	(230,912)	(304,299)	(6,648,028)
Cash Flows From Investing Activities
Purchases of property and equipment	-	(678)	(242,908)
Purchase of rights to technology	-	-	(525,579)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	(9,792)	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net Cash From Investing Activities	-	(10,470)	(2,317,881)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	246,311	262,607	2,626,302
Cash from controlling shareholder	-	78,086	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (increase) in bank overdraft	(19,385)	385	9,056
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations under			-
capital lease	(18,862)	(11,653)	(132,553)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	(3,003)	-	(51,796)
Net Cash From Financing Activities	205,061	329,425	8,994,092
Net Increase (Decrease) In Cash and Cash Equivalents	(25,851)	14,656	28,183
Cash and Cash Equivalents at Beginning of Period	54,034	-	-
Cash and Cash Equivalents at End of Period	$ 28,183	$ 14,656	$ 28,183

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASHFLOW (CONTINUED)

(Unaudited)

For the Six Months Ended
December 31,
	2003	2002
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ 4,875
Non-Cash Investing and Financing Activities
Convert equipment held for distribution and deposits
from related parties to contributed capital	$ 98,204	$ -
Payment by U-Check of IAS Lease	$ -	$ 932
Impairment of U-Check receivable treated as a
distribution to controlling shareholder	$ -	$ 38,546

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1–INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB as of June 30, 2003. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2004.

Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.  A total of 1,600,000 stock options were excluded from the calculation of diluted loss per common share for the three and six months ended December 31, 2003 and 2002, because the effects would be antidilutive.

NOTE 2–BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred net losses of $417,925 and $676,993 for the six-month periods ended December31, 2003 and 2002, respectively.  As of December 31, 2003, the Company’s losses accumulated from inception totaled $10,333,149. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 3–STOCK BASED COMPENSATION

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).  Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock.  The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

No compensation cost has been recognized for its stock options in the accompanying financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and six months ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss, as reported	$ (243,367)	$ (554,979)	$ (417,925)	$ (676,993)
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards	(54,298)	(73,328)	(120,856)	(163,156)
Pro forma net loss	$ (297,665)	$ (628,307)	$ (538,781)	$ (840,149)

Basic and diluted loss per common share as reported	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

Basic and diluted loss per common share pro forma	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.04)

NOTE 4–CONTINGENCIES AND COMMITMENTS

Legal Contingencies — On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996.

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

The Company’s existence has depended heavily on equity financing and cash contributions from the controlling shareholder.  These cash contributions result from the controlling shareholder selling personal shares of common stock on the open market.  Should this formal action be settled in a manner unfavorable to the Company, the SEC could prohibit future equity transactions and cash contributions from the controlling shareholder.

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services.  The claim seeks to recover from the Company $60,700 for services rendered.  The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for leaving unpaid balance of $34,656. Through December 31, 2003, the Company made payments totaling $10,100, leaving an accrued balance of $24,556.

Payroll Tax Contingency — During prior periods, the Company did not pay payroll taxes for several months, and has unpaid federal and state withholding tax liabilities. The Company was also notified by the IRS that there were errors with the filing of their 1999 W-2’s and assessed penalties. As of December 31, 2003, the balance assessed by federal and state agencies, including penalties and interest total $200,625 and have been reflected in the financial statements as part of accrued payroll and related expenses.

NOTE 5–DEPOSITS FROM RELATED PARTIES

During October 2002 and January 2003, the controlling shareholder and certain officers and directors of the Company (“controlling members”) entered into agreements with two separate individuals (“minority members”) to form two separate limited liability companies (“LLC”) for the development and management of restaurant complexes that will use the automated self-service restaurant technology developed by the Company. The controlling members agreed to contribute a business plan utilizing this technology for a 51% interest in the entities.  In consideration for 49% interests in the LLC’s, the minority members agreed to loan the respective LLC’s $150,000 each.

By September 2003, one LLC had advanced $150,000 and the second LLC advanced $74,400 to the Company.  The company used $51,796 of these funds for the purchase of equipment to be used in the restaurant complexes.  These LLC’s are considered related parties due to common ownership and common control.  Accordingly, the funds advanced to the Company were recorded as “deposits from related parties” and the purchase of the equipment was recorded as equipment held for distribution at the Company’s cost.

In September 2003, one of the restaurants opened for business.  The $51,796 of equipment held for distribution was netted against $150,000 of advances and the excess funds advanced of $98,204 were reclassified as contributed capital. At December 31, 2003 the Company has $74,400 of deposits from the remaining related party.  It is currently unknown if  this deposit will be used to purchase equipment of refunded.

Should the LLC’s be unable to repay the notes to the minority members, Neldon Johnson, one of the controlling members of the LLC’s and controlling shareholder of the Company, has agreed to make the payments.  Historically, Mr. Johnson has contributed capital to the Company with no additional shares being issued to cover the Company’s operating costs.  These additional commitments by Mr. Johnson could limit the amount of funds he could contribute to the company in the future.

NOTE 6–STOCKHOLDERS EQUITY

Common Stock Issued For Cash — At June 30, 2003 the Company had a total of 4,193,000 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustees discretion. During the six months ended December 31, 2003, 195,200 shares were sold for proceeds of $98,610 at prices ranging from $0.23 to $0.83 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At December 31, 2003, there was a balance of 3,997,800 shares left in escrow with $15,171 of cash remaining in the escrow accounts.

During the six months ended December 31, 2003, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices between $0.25 and $0.50 per share.

NOTE 7 – DEPOSITS FROM CUSTOMERS

During the six months ended December 31, 2003, the Company received $130,000 in deposits from unrelated individuals to purchase equipment in relation to their automated self-service restaurant technology. The Company was required to remit a 10% commission as part of receiving the funds. The deposit and commission will be reflected in income and expense when the equipment is completed and installed.

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

LIQUIDITY AND CAPITAL RESOURCES

As  of  December 31, 2003, total current assets were $41,183 and total assets were $155,446 compared  to  total  current  assets  $102,827  and  total assets $222,891 as of June 30, 2003.

As  of  December 31,  2003, Registrant had total liabilities of $665,616  and shareholders' deficit of  $510,170 as compared to total liabilities of $659,651 and  shareholders' deficit of  $436,760  as  of  June  30,  2003. The  deficit accumulated during  the  development stage was $10,333,149 as of December 31, 2003, compared to $9,915,224 as of June 30, 2003.  At this time the Company is not generating sufficient funds  to  sustain  its  operations.  The Company's operations involve significant  risks regarding the development of technology and products that may not be commercially  acceptable  and  profitable.   As of December 31, 2003,  the  ratio  of current assets to current liabilities was approximately 0.06 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005.  The following is a schedule by year of the payments on these contractual obligations.

                                  Payments Due By Period

          Less Than    One To Three

Contractual Obligations                      Total        One Year         Years

- -------------------------------------------------------------------------------------

Long-term debt                                $  11,191      $   5,971        $   5,220

Management is in the process  of  negotiating  various  sales agreements and is hopeful  these  sales  will generate sufficient cash flow for  the  Company  to continue operations. The Company's  ability  to  continue is dependent upon its ability to generate sufficient cash flow to meet its  obligations,  to  obtain  additional financing as may be required, and ultimately to attain successful operations.

RESULTS OF OPERATIONS

Three  Months Ended December 31, 2003 compared to Three Months Ended December 31, 2002

For the quarter ended December 31, 2003 and 2002, Registrant had no revenues or cost of sales. For the quarter ended December 31, 2003, registrant had total operating expenses of $242,117 compared to expenses of $551,208 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $243,367 compared to a net loss of $554,979 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to $0.02  for  the same quarter a year earlier.  For the quarter ended December 31, 2003, general  and  administrative  expenses  were $187,762 compared to $489,590 and research development expenses were $53,520  compared to $58,683  a  year  earlier.  The decrease in net loss is primarily due to a decrease in consulting services classified as general and administrative expenses.

Six Months Ended December 31, 2003 compared to Six Months Ended December 31, 2002

For the six months ended December 31, 2003 and 2002, the Registrant had no revenues or cost of sales.  For  the  six  months ended December 31, 2003,  registrant  had  total operating  expenses of $416,675  compared to expenses of $672,118  during  the same  six month period for a year earlier. For the six months ended December 31, 2003, general and administrative expenses were $300,362 compared to $550,772 and research and  development expenses were $114,643 compared to  $115,476  a  year earlier. For the six months, the Registrant had a net loss of $417,925 compared to  a net loss of $676,993 for the same six month period a year earlier. For the  six  months ended December 31, 2003 the net loss per share was $0.02 compared to  $0.03  for  the  same period a year earlier. The decrease in net loss is primarily due to a decrease in consulting services classified as general and administrative expenses.

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

ITEM 2.  CHANGES IN SECURITIES

During the year ended June 30, 2003, the Company had 4,193,000 shares of common stock  in  escrow  with  three entities to be sold. Proceeds of the stock sales from the escrow accounts are  placed  in separate escrow accounts to be used at the Company's and the attorney's discretion. At December 31, 2003, there was a balance  of 3,997,800 shares left in escrow.  During  the  six  months  ended December 31, 2003, 195,200 shares were sold for proceeds of $98,610 at prices ranging from $0.23  to  $0.83 per share. At December 31, 2003 there was $15,171 remaining in the escrow account.

During the six months ended December 31, 2003, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices between $0.25 and $0.50 per share.

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

     Date: February 16, 2003

                               International Automated Systems, Inc.

                               By: /s/ Neldon Johnson

                               ----------------------------

                               Neldon Johnson

                               President and Chief Executive Officer