Form 10QSB
period 2004-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2004-05-24
CIK 820380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No __

As of March 31, 2004 Registrant had 24,834,140 shares of common stock, no par value per share, which includes 3,906,300 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One) Yes X  No ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current Assets
Cash	$ 1,000,460	$ 54,034
Prepaid sales commissions	13,000	-
Equipment held for distribution	16,945	48,793
Total Current Assets	1,030,405	102,827
Property and Equipment
Computer and electronic equipment	22,331	22,331
Automobiles	51,514	51,514
Mobile office	11,764	11,764
Total Property and Equipment	85,609	85,609
Accumulated depreciation	(67,433)	(61,277)
Net Property and Equipment	18,176	24,332
Patents, net of $3,659 and $1,154 accumulated amortization, respectively	112,615	95,732
Total Assets	$ 1,161,196	$ 222,891

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$ -	$ 28,441
Accounts payable	117,946	138,757
Accrued payroll taxes	151,340	238,000
Deposits from customers	130,000	-
Deposits from related parties	74,400	224,400
Notes payable-current portion	5,971	5,971
Obligations under capital leases	-	15,305
Total Current Liabilities	479,657	650,874
Net Long-Term Liabilities - Notes payable	4,203	8,777
Total Liabilities	483,860	659,651
Stockholders' Equity (Deficit)
Preferred stock, Class A, no par value, 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares
authorized, 20,927,840 and 20,326,740 issued and
outstanding, net 3,906,300 and 4,193,000 shares held in
escrow account, respectively	9,560,753	9,183,678
Deficit accumulated during the development stage	(9,178,203)	(9,915,224)
Total Stockholders' Equity (Deficit)	677,336	(436,760)
Total Liabilities and Stockholders' Equity (Deficit)	$ 1,161,195	$ 222,891

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					From Inception
					(September 26,
	For the Three Months Ended		For the Nine Months Ended		1986) Through
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004
Revenue
Sales	$ -	$ -	$ -	$ -	$ 111,226
Income from related party	-	-	-	-	32,348
Total Revenue	-	-	-	-	143,574

Cost of Sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	216,186
Total Cost of Sales	-	-	-	-	298,113

Gross Loss	-	-	-	-	(154,539)

Operating Expenses
General and administrative	81,475	60,307	383,087	611,079	5,372,729
Research and development expense	76,813	40,785	191,457	156,261	4,326,061
Impairment of patents	-	-	-	-	110,082
Amortization expense	835	2,936	2,505	8,806	90,995
Litigation settlement expense	100,000	-	100,000	-	270,634
Total Operating Expenses	259,123	104,028	677,049	776,146	10,170,501

Operating Loss	(259,123)	(104,028)	(677,049)	(776,146)	(10,325,040)

Other Income and (Expenses)
Sale of Technology	1,414,070	-	1,414,070	-	1,414,070
Loss on disposal of property and equipment	-	-	-	-	(17,359)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	-	-	-	22,444
Interest expense	-	(2,852)	-	(7,727)	(35,515)
Net Other Income (Expense)	1,414,070	(2,852)	1,414,070	(7,727)	1,146,837

Net Income (Loss)	$ 1,154,947	$ (106,880)	$ 737,021	$ (783,873)	$ (9,178,203)

Basic and Diluted Earnings (Loss) Per Share	$ 0.05	$ (0.00)	$ 0.03	$ (0.03)
Common and Preferred Shares Used In
Per Share Calculation	24,559,298	23,510,740	24,403,671	22,751,138

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASHFLOW

(Unaudited)

			For the Period
			From Inception
			(September 26,
	For the Nine Months Ended		1986) Through
	March 31,		March 31,
	2004	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$ 737,021	$ (783,873)	$ (9,178,203)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Amortization	2,505	8,806	90,995
Depreciation	6,156	6,261	220,211
Stock based compensation	-	422,903	2,221,407
Forfeiture of deposits	-	-	236,803
Loss on disposal of fixed assets	-	-	17,359
Impairment of patents and abandonment of in-process
rights to technology	-	-	343,238
Gain on sale of technology	(1,414,070)	-	(1,414,070)
Changes in current assets and liabilities:
Prepaid sales commissions	(13,000)	-	(13,000)
Inventory	-	(41,493)	-
Accounts payable	(20,811)	(77,806)	117,946
Deposits from customers	130,000	-	130,000
Deposits from related party	-	174,400	-
Accrued liabilities	(86,660)	(22,043)	151,339
Net Cash From Operating Activities	(658,859)	(312,845)	(7,075,975)
Cash Flows From Investing Activities
Purchases of property and equipment	-	(3,040)	(242,908)
Purchase of rights to technology	(19,388)	-	(544,967)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	(14,060)	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of technology	1,414,070	-	1,414,070
Net Cash From Investing Activities	1,394,682	(17,100)	(923,199)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	278,871	326,828	2,658,862
Cash from controlling shareholder	-	43,164	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Increase in bank overdraft	(28,441)	(5,084)	-
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations under			-
capital lease	(19,879)	(27,588)	(133,570)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	(19,948)	-	(68,741)
Net Cash From Financing Activities	210,603	337,320	8,999,634
Net Increase In Cash and Cash Equivalents	946,426	7,375	1,000,460
Cash and Cash Equivalents at Beginning of Period	54,034	-	-
Cash and Cash Equivalents at End of Period	$ 1,000,460	$ 7,375	$ 1,000,460

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASHFLOW (CONTINUED)

(Unaudited)

	For the Nine Months Ended
	March 31,
	2004	2003
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ 7,727
Non-Cash Investing and Financing Activities
Convert equipment held for distribution and deposits
from related parties to contributed capital	$ 98,204	$ -
Payment by U-Check of IAS Lease	-	932
Impairment of U-Check receivable treated as a
distribution to controlling shareholder	-	52,606

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

Basic earnings per common share are computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.  Stock options to purchase 1,600,000 shares of common stock at a price of $3.00 per share were outstanding for the three and nine months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted net income (loss) because the options’ exercise prices were greater than the average market price of common shares.

NOTE 2–BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period ended March 31, 2004 the company recognized a one-time gain from the sale of technology resulting in net income of $737,021.  As of March 31, 2004, the Company had $1,000,460 of cash available.  However, the Company has had no revenue and no operating income for the nine-month periods ended March 31, 2004 and 2003, and net losses of $783,873 were incurred for the nine-month period ended March 31, 2003.  As of March 31, 2004, the Company’s losses accumulated from inception totaled $9,178,203. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

No compensation cost has been recognized for its stock options in the accompanying financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$ 1,154,947	$ (106,880)	$ 737,021	$ (783,873)
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards	(54,328)	(71,734)	(175,184)	(234,890)
Pro forma net income (loss)	$ 1,100,619	$ (178,614)	$ 561,837	$ (1,018,763)

Basic and diluted earnings (loss) per
common share as reported	$ 0.05	$ (0.00)	$ 0.03	$ (0.03)
Basic and diluted earnings (loss) per
common share pro forma	$ 0.04	$ (0.01)	$ 0.02	$ (0.04)

NOTE 4–CONTINGENCIES AND COMMITMENTS

Legal Contingencies — On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the period ended March 31, 2004, the Company paid $100,000 under a tentative settlement agreement with the SEC.  The settlement is pending final approval from the SEC.

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services.  The claim seeks to recover from the Company $60,700 for services rendered.  The Company disputes the claim based on an alleged breach of the agreement due to a failure to perform its service obligations; additionally, the Company had made payments which it had not been given credit for leaving an unpaid balance of $34,656. Through March 31, 2004, the Company made payments totaling $10,100, leaving an accrued balance of $24,556.

The patent infringement lawsuit against Optimal Robotics Corp., PSC Inc., The Kroger Co., and several Kroger subsidiaries has been resolved by the sale of the Company’s United States and Canadian patents for its Automated Self-Service Check Out System to Optimal Robotics.  The Company has retained a license for these patents which will allow the Company to manufacture, sell and service their Automated Self-Service Check Out Systems.

Payroll Tax Contingency —The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  Subsequent to the end of the period these penalties were abated, and have been reflected in the current period balances.  As of March 31, 2004, the remaining balance assessed by federal and state agencies, including penalties and interest, totaling $151,340 has been reflected in the financial statements as part of accrued payroll and related expenses.

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

NOTE 6–STOCKHOLDERS EQUITY

Common Stock Issued For Cash — At June 30, 2003 the Company had a total of 4,193,000 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustees discretion. During the nine months ended March 31, 2004, 286,700 shares were sold for proceeds of $131,171 at prices ranging from $0.23 to $0.83 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At March 31, 2004, there was a balance of 3,906,300 shares left in escrow.

During the nine months ended March 31, 2004, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices between $0.25 and $0.50 per share.

NOTE 7 – DEPOSITS FROM CUSTOMERS

During the nine months ended March 31, 2004, the Company received $130,000 in deposits from unrelated individuals to purchase equipment in relation to their automated self-service restaurant technology. The Company was required to remit a 10% commission as part of receiving the funds. The deposit and commission will be reflected in income and expense when the equipment is completed and installed.

NOTE 8 – SUBSEQUENT EVENTS

On May 14, 2004, the Company’s board of directors authorized the Company to enter into an agreement with Neldon Johnson, the Company’s president, in which the Company will acquire from Mr. Johnson patents, patents pending, designs and contracts related to certain technology developed by Mr. Johnson.  As consideration for these patents, patents pending, designs and contracts, the Company authorized the issuance of 10,000,000 shares of series A preferred stock, warrants to purchase 100,000,000 shares of common stock and 10% of total gross sales in royalties of the Company.

Each share of series A preferred stock has equal dividend rights to the common shares, is not convertible into common shares, has no dividend requirements, and has no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

The warrants have an exercise price of $0.40 per share and are exercisable over the following periods:

January 1, 2005

  5,000,000

January 1, 2006

  5,000,000

January 1, 2007

  5,000,000

January 1, 2008

10,000,000

January 1, 2009

10,000,000

January 1, 2010

65,000,000

On the date of this agreement, the Company does not have sufficient series A preferred stock or common stock authorized to satisfy this agreement.  The Company is currently in the process of amending their articles of incorporation to increase the number of preferred and common stock they are authorized to issue.

For accounting purposes, the Company is still evaluating the valuation of the patents transferred and the allocation of the value to the preferred stock and stock warrants.

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

LIQUIDITY AND CAPITAL RESOURCES

As  of  March 31, 2004, total current assets were $1,030,405 and total assets were $1,161,196 compared  to  total  current  assets  $102,827  and  total assets $222,891 as of June 30, 2003.

As  of  March 31, 2004, Registrant had total liabilities of $483,860  and shareholders' equity of  $677,336 as compared to total liabilities of $659,651 and  shareholders' deficit of  $436,760  as  of  June  30,  2003. The  deficit accumulated during  the  development stage was $9,178,203 as of March 31, 2004, compared to $9,915,224 as of June 30, 2003.  At this time the Company is not generating sufficient funds  to  sustain  its  operations.  The Company's operations involve significant  risks regarding the development of technology and products that may not be commercially  acceptable  and  profitable.   As of March 31, 2004,  the  ratio  of current assets to current liabilities was approximately 2.15 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in November 2005.  The following is a schedule by year of the payments on these contractual obligations.

                                  Payments Due By Period

          Less Than    One To Three

Contractual Obligations                      Total        One Year         Years

- -------------------------------------------------------------------------------------

Long-term debt                                $  10,174      $   5,971        $   4,203

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

RESULTS OF OPERATIONS

Three  Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

For the quarter ended March 31, 2004 and 2003, Registrant had no revenues or cost of sales. For the quarter ended March 31, 2004, registrant had total operating expenses of $259,123 compared to expenses of $104,028 during the same quarter of a year earlier. For the quarter, Registrant had a net income of $1,154,947 compared to a net loss of $106,880 for the same quarter a year earlier. For the quarter, the net earnings per share was $0.05 compared to a net loss of $0.00  for  the same quarter a year earlier.  For the quarter ended March 31, 2004, general and administrative  expenses  were $81,475 compared to $60,307 and research development expenses were $76,813  compared to $40,785  a  year  earlier.  The increase in net earnings is primarily due to sale of technology.

Nine Months Ended March 31, 2004 compared to Nine Months Ended March 31, 2003

For the nine months ended March 31, 2004 and 2003, the Registrant had no revenues or cost of sales.  For  the  nine months ended March 31, 2004,  registrant  had  total operating  expenses of $677,049  compared to expenses of  $776,146  during  the same  nine month period for a year earlier. For the nine months ended March 31, 2004, general and administrative expenses were $383,087 compared to $611,079 and research and  development expenses were $191,457 compared to  $156,261  a  year earlier. For the nine months ended March 31, 2004  months, the Registrant had a net income of $737,021 compared to  a net loss of $783,873 for the same nine month period a year earlier. For the  nine months ended March 31, 2004 the net earnings per share was $0.03 compared to a net loss of $0.03  for  the  same period a year earlier. Net income for the nine months ended March 31, 2004 is a direct result of the sale of technology.

FUTURE BUSINESS

The Company's ability to continue its activities  is  dependent on it receiving funds  either  as  loans, advances, or sale of equity. Previously, the  major shareholder has provided  funds,  but  there is no formal agreement between the Company and the majority shareholder to continue providing funds in the future. If the Company had to seek funds from another  source,  there  is  no assurance that funds would be available at all or on terms acceptable to the Company.

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

At the end of July 2001, the  president  of  the  Company,  on  behalf  of  the Company,  approved  a settlement recommendation to be presented to the SEC as a full compromise of the  matter.  During  December  2002,  the  Company received notification  from  the  SEC  that the proposed settlement agreement  had  been rejected.  Another tentative settlement agreement has been reached during the quarter ending March 31, 2004 in which the company paid $100,000. The settlement is awaiting final approval from the SEC. Company is currently unaware of when and how the SEC intends to pursue this action and any possible liability resulting from this action is undeterminable.

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

The Company has resolved its patent infringement lawsuit against Optimal Robotics, The Kroger Co., and the Kroger subsidiaries through the sale to Optimal Robotics of its Automated Self Check-Out System patent. The Company has retained the license rights to manufacture, sell, and service their Automated Self Check-Out Systems.

ITEM 2.  CHANGES IN SECURITIES

During the year ended June 30, 2003, the Company had 4,193,000 shares of common stock  in  escrow  with  three entities to be sold. Proceeds of the stock sales from the escrow accounts are  placed  in separate escrow accounts to be used at the Company's and the attorney's discretion. At March 31, 2004, there was a balance  of 3,906,300 shares left in escrow.  During  the  nine months ended March 31, 2004, 286,700 shares were sold for proceeds of $131,171 at prices ranging from $0.23  to  $0.83 per share.

During the nine months ended March 31, 2004, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices between $0.25 and $0.50 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The Company entered into an Agreement with the Company’s President, Neldon Johnson, effective as of May 14, 2004, for the acquisition of patents, patents pending, designs, and contracts related to certain technologies conceived and developed by Mr. Johnson. In exchange Mr. Johnson will receive from the Company 10,000,000 shares of Series A Preferred Stock, Warrants to purchase 100,000,000 shares of common stock at forty cents ($0.40) per share, and 10% of total gross sales in royalties of the Company. The transaction is a related party transaction.  No independent appraisal regarding the value of the exchange is available.

Each share of Series A Preferred Stock has equal dividend rights to the common shares, are not convertible into common shares, have no dividend requirements, and have no liquidation preferences to the common shares. Each preferred share is entitled to the voting rights of ten common shares.

The Company has agreed to increase the number of preferred and common stock they are allowed to issue in order to comply with the Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

       10.1    Agreement with Company Officer

       10.2    Assignment of Patents and Patents Pending

       10.3    Warrant Agreement

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: May 21, 2004

                               International Automated Systems, Inc.

                               By: /s/ Neldon Johnson

                               ----------------------------

                               Neldon Johnson

                               President and Chief Executive Officer