Form 10KSB
period 2004-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2004-10-14
CIK 820380

               U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

[  x  ]    Annual report under section 13 or 15 (d) of the

Securities Exchange Act of 1934 for the fiscal year ended June

30, 2004.

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

10-KSB.   [  x  ]

State the registrant's net revenue (loss) for its most recent

fiscal year:   $443,183.

The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2004, was approximately $4,660,266

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of

September 30, 2004, there were outstanding 24,966,140 shares of registrant's Common stock, no par value per share.

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

The Company has a prototype solar thermal system which can be used in conjunction with the Company’s bladeless turbine to generate power.

Automated Self-Service Check-Out System.

- - -----------------------------------------

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

- - ---------------------------------------------

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

The Company has a prototype of a solar thermal system which can be used to produce steam to drive the Company’s bladeless turbine.

The Company believes that the possible advantage over other similar systems is its ability to be mass produced thus reducing its overall cost as compared to other systems.

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

February 2001, July 2001, and September 2002, seven patents relate to the

DWM technology granted May 1996, June 1997, November 1997, July 2000,

September 2000, October 2000, and May 2001 and two patents relating to the turbine granted March 2003 and January 2004.

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

Future Funding

Because the Company is a development stage company it will

continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money.  In the past the Company has received funds from Neldon Johnson and his relatives in the form of contributed capital.  The Company issued no shares of stock for these contributions.  For fiscal year 2004 these contributions were approximately $0.

No assurance can be given that contributions to capital with no shares being issued will occur in the future.  No agreements or understandings exist regarding any future contributions.

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

For the marketing of the Self-Check System the Company has developed a product named OrderXCEL which had been installed in a restaurant in Orem, Utah and since closed. Though the Company has received deposits during the year ending

June 30, 2004 equal to $130,000 from unrelated parties for the OrderXCEL technology Market potential may depend on the success of these being installed and customer satisfaction.

The Company has also received deposits of $40,000 from unrelated parties toward the purchase and installation of a solar thermal power plant.

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

The Company may rely on prospects known to management or developed by word of mouth.  The Company may develop a franchise program as a means to market and distribute the Self-Check System or OrderXCEL system.

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

The Self-Check and OrderXCEL Systems are comprised mostly of off-the-shelf parts and components.  These parts are assembled into the systems. The

Company's proprietary software ties together the individual components and operates the System. Scanners, video display terminals, and computers are available from several sources.  The software used in the System are proprietary developed by the Company.

The manufacturing of the turbine has been done mostly by the Company up to this point but if needed, the design could be easily outsourced.

Research and Development

The Company's primary activity is the development of its technologies.

The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies

to the changing needs of a marketplace.  In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2004 and 2003,

research and development expenses were $298,121 and $190,190,

respectively. Although no precise dollar amount has been determined,

the Company will continue to allocate resources to product

development.  The Company expenses development costs as they occur.

The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

Over the next twelve months the Company intends to continue the research and development of its technologies.  For the DWM technology the Company's goal is to complete the development of one or more products that can then be marketed.

For the Self-check System and the AFIM product the Company plans to have installations in the restaurant and fast-food industry. The

Company at this time cannot project the impact, to the Company, of the installation. The Company has no immediate plans to increase or decrease the number of employees.

Acquisition of Technology

On May 14, 2004, the Company’s board of directors authorized the

Company to enter into an agreement with Neldon Johnson, the

Company’s president, in which the Company will acquire from Mr.

Johnson patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal

technologies, and electronic shelf tag technology developed by

Mr. Johnson.  As consideration for these patents, patents

pending, designs and contracts, the Company authorized the

issuance of 10,000,000 shares of series A preferred stock,

warrants to purchase 100,000,000 shares of common stock and 10%

of total gross sales in royalties of the Company.  During July

2004, the Company and Mr. Johnson agreed to amend the agreement to rescind the 10,000,000 shares of series A preferred stock.

As of June 30, 2004, the Company does not have sufficient common shares authorized to satisfy this agreement.  The Company is currently in the process of amending their articles of

incorporation to increase the number of common shares they are authorized to issue.

Government Regulation

The Company's activities may be subject to government regulation.

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

During the period ended June 30, 2004, the Company paid $100,000 under a tentative settlement agreement with the SEC.  The

settlement is pending final approval from the SEC.

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services.

The claim sought to recover from the Company $60,700 for services rendered.  The Company disputed the claim based on an alleged breach of the agreement due to a failure to perform its service obligations.  During the year ended June 30, 2004, the claim was resolved and IAS paid the public relations firm $9,000.  The

Company has no further payment obligations related to this matter.

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

The Company was notified of two claims related to deposits made on automated self-service restaurant technology.  The claims request that $130,000 of deposits be refunded and that

liquidating damages be paid.  At the time of this filing, the probable outcome is unknown, and is estimated between $0 and

$210,000.  Due to the pending litigation the Company has

reclassified $130,000 of customer deposits as accrued

liabilities.  Commissions related to these deposits were

expensed, and are included in general and administrative expense.

Arbitration hearings are scheduled in December 2004.

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

Fiscal 2004                             High         Low

 June 30, 2004                          0.70          0.62

 March 31, 2004                         0.36          0.35

 December 31, 2003                      0.40          0.33

 September 30, 2003                     0.83          0.72

Fiscal 2003

 June 30, 2003                          0.47          0.45

 March 31, 2003                         0.20          0.19

 December 31, 2002                      0.33          0.29

 September 30, 2002                     0.44          0.35

Fiscal 2002

 June 30, 2002                          0.63          0.57

 March 31, 2002                         0.48          0.42

 December 31, 2001                      0.90          0.76

 September 30, 2001                     1.25          1.10

The Company's shares are significantly volatile and subject to broad price movements and fluctuations.  The Company's shares should be considered speculative and volatile securities. On June

30, 2004, the Company had approximately 801 shareholders of

record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

As of June 30, 2004, Registrant had 24,834,140 issued and outstanding of which 3,801,500 were held in an escrow account. Of these shares approximately

13,327,970 shares were free trading shares.  There were approximately

15,399,470 shares of common stock

held by non-affiliates of that amount approximately 2,071,500 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933

Act.  As of June 30, 2004, at least 200 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years.  At least twenty-five

shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year.

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

Results of Operations Fiscal year ended June 30, 2004

Operations during the year ended June 30, 2004, pertained to research and development and other activities.  Research and development expenses were

$298,121 increasing by $107,931. General and administrative expenses decreased from $708,837 to 540,719 during fiscal 2004.  The increase in research and development expenses are attributed mostly to the solar thermal and bladeless turbine developments.

The decreases in General and administrative expense are attributable mainly to the lack of shares of common stock issued to consultants and attorneys for the previous year.

For fiscal year 2004, total revenue was $0; cost of sales was $0; operating expenses were $938,840 and other income (expense) was $1,382,023 resulting in a net income of 443,183. Net loss decreased by $1,460,238. The majority of this can be attributed to the sale of certain company patents.

For fiscal 2004 the income per share was $0.02 compared to a loss of $(0.04)

for the same period a year earlier.

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

30, 2004, the Company has current assets of $758,449 and total assets of $925,534.  Current liabilities were $499,220 and total liabilities of $501,699. The ratio of current assets to current liabilities is approximately 1.51. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

During the years ended June 30, 2002 and 2001, the Company placed 5,000,000 and

500,000 shares, respectively, of common stock in escrow with an attorney to be sold. At June 30, 2004, there was a balance of 3,801,500 shares left in escrow.

During the year ended June 30, 2004, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices ranging from $0.25 to $0.50 per share. During the year ended June 30,

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

Options.

On May 14, 2004, the Company’s board of directors authorized the

Company to enter into an agreement with Neldon Johnson, the Company’s president, in which the Company will acquire from Mr. Johnson patents,

patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal technologies, and electronic shelf tag technology developed by Mr. Johnson.  As consideration for these patents, patents pending, designs and contracts, the Company authorized the issuance of 10,000,000 shares of series A preferred stock, warrants to purchase 100,000,000 shares of common stock and 10% of total gross sales in royalties of the Company.  During July 2004, the Company and

Mr. Johnson agreed to amend the agreement to rescind the 10,000,000 shares of series A preferred stock.

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

  Item 7. FINANCIAL STATEMENTS

The financial statements are following the signature pages.

 Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year 2003 there were no changes or disagreements with the

Company's certified public accountants, Hansen, Barnett and Maxwell.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management,

including its Chief Executive Officer and Chief Financial Officer, the

effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive

Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of June 30, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the

Securities Exchange Act of 1934, within the time periods specified in the

Securities and Exchange Commission’s rules and forms.

The Company has identified a weakness in internal control over the processes of entering financial statement data which includes entering cash receipts, cash disbursements and general journal entries. Company management, under the direction of the Chief Executive Officer and Chief

Financial Officer, and in collaboration with the Company’s Board, is developing a plan to correct this weakness in internal control going forward.

The plan will entail implementation of improved procedures and controls over recording accounting transactions. The plan will be reviewed monitored by the

Company management including the Chief Executive Officer and Chief Financial

Officer.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

 PART III.

 Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE

    REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Directors and Officers

 The executive officers and directors of the Company are as

 follows:

  Name                    Age       Position with the Company

 Neldon Johnson           58        Chairman of the Board of Directors

                                      and President

 Randale Johnson          35        Secretary, Vice President and Director

 Christopher Taylor       35        Director

 Stacy Curtis Snow        38        Director

 LaGrand Johnson          38        CFO, Director

 Bruce Barrett            74        Director

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

From 1983 to the present, Mr. Johnson has been developing the

Self-Check System, AFIM, DWM, and turbine technologies.

Also, from 1975 to 1990 he worked at a Ream's Grocery Store and had management responsibilities for operations. Mr. Johnson has real estate holdings, one of which is a building of approximately

25,000 square feet in Salem, Utah.

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

Bruce Barrett graduated from Brigham Young University with a degree in Marketing

And Business Management in 1958. After graduating he continued to work for BYU. He was Manager of Married Student Housing, Manager of Material Handling, Director of

Textile Cleaning Services, and Director of Auxiliary Services before retiring in 1995.

An investigation conducted by the Securities and Exchange Commission ("SEC") of

IAS has resulted in a law suit against Neldon Johnson being filed by the SEC in the United States District Court, Central Division, on September 23, 1998.

Randale Johnson, Donnel Johnson, and Brenda Johnson were also named as relief defendants.

None of the officers or directors of the Company has during the past five years, been involved in any events such as criminal proceedings or convicted of proceedings relating to securities violations.

 Item 10. EXECUTIVE COMPENSATION

The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in the year 2001. During the year ended June 30, 2004, Mr. Johnson was paid $170,087, which is considered compensation.

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

Stock as of June 30, 2004,  by (i) each person known by the

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

 Name and Address of               Number of         Percent (1)

 Beneficial Owner                Shares Owned

 -------------------             ------------

 Neldon Johnson

 326 North SR 198

 Salem, Utah                      5,494,920          22.5

 LaGrand Johnson

 326 North SR 198

 Salem, Utah                        60,000

 Christopher Taylor

 326 North SR 198

 Salem, Utah                          2,500

 Randale Johnson

 326 North SR 198

 Salem, Utah                          2,000

 Curtis Snow

 326 North SR 198

 Salem, Utah                          2,000

 Bruce Barrett

 326 N SR 198

 Salem, Utah                         71,750

 Directors and Officers

 as a Group

 6 persons                         5,633,170           23.0

                                   =========           ====

                              21

(1) Based on 24,834,140 shares of common stock issued, but does not include the 1,000,000 shares of Series 1 Class A Preferred

Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A

Preferred Stock held by LaGrand Johnson, or the 1,150,000

shares of Series 1 Class A Preferred Stock held by

Randale  Johnson.  Each share of the Series 1 Class A Preferred

Stock has ten votes per share and votes with the shares of common stock on all matters.  Mr. Neldon Johnson has approximately 27 per cent, LaGrand Johnson 20 percent, and Randale Johnson 20 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.

 Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 14, 2004, the Company’s board of directors authorized the

Company to enter into an agreement with Neldon Johnson, the

Company’s president, in which the Company will acquire from Mr.

Johnson patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal

technologies, and electronic shelf tag technology developed by

Mr. Johnson.  As consideration for these patents, patents

pending, designs and contracts, the Company authorized the

issuance of 10,000,000 shares of series A preferred stock,

warrants to purchase 100,000,000 shares of common stock and 10%

of total gross sales in royalties of the Company.  During July

2004, the Company and Mr. Johnson agreed to amend the agreement to rescind the 10,000,000 shares of series A preferred stock.

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

For the year ended June 30, 2004 and 2003, the Company advanced U-Check, Inc.

(U-Check), a corporation controlled by Mr. Johnson, $0 and $14,060,

respectively. These advances consisted of operating capital and labor costs paid for by the Company on behalf of U-Check. Due to adverse financial conditions experienced by U-Check, the Company determined the advances from U-

Check would not be realizable. Accordingly, the Company has written off the entire balance as a capital distribution to Mr. Johnson. Also, the Company had an outstanding lease receivable of $38,546 due from U-Check.  During the year ended June 30, 2003, due to economic conditions mentioned above, the Company determined that the lease receivable were impaired.  The entire amount has been written off as a capital distribution to Mr. Johnson.

During the year ended June 30, 2003, the Company commenced

leasing its office and research and development space on a month-

to-month basis from Mr. Johnson.  During the year ended June 30,

2003, the Company placed 1,000,000 shares of common stock in an escrow account to be sold, the proceeds of which are used to pay the mortgage on the building.  During the year ended June 30,

2004, 223,000 shares of stock were sold for proceeds of $94,001.

At June 30, 2004 there were 777,000 shares in the escrow account.

In March 2004, the Company began paying an additional $2,500 a month in rent. The lease is classified as an operating lease.

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

One Restaurant was opened in late September 2003 in Orem, Utah and closed in

April 2004. The LLC’S still plan on opening restaurants utilizing the OrderXCEL technology.

The final advance will be made at such time as the equipment and technology are installed in the restaurants and the restaurants are opened for business.

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

During fiscal 2004 the Johnson family contributed funds to the Company in the amount of $0.  The Company issued no shares for the funds received.

 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

 a. Exhibits

 31      Section 302 Certification

 32      Section 906 Certification

 b. Reports on Form 8-K.

   During the period ended June 30, 2003, Registrant filed no report on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our financial statements for the years ended June 30, 2004 and 2003 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years.  Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell.

The percentage of hours expended on the audit by persons other than full time,

permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

      Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $40,115 and $41,626, respectively.

Audit-Related Fees

      There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

      Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $1,000 and $2,298, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the

 Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERNATIONAL AUTOMATED SYSTEMS, INC.

                               /s/ Neldon Johnson

                               ---------------------------

                               NELDON JOHNSON

                               Title:  President,

                               Chief Executive Officer

                               Date:  October 14, 2004

                               ---------------------------

                               DIRECTORS

                               /s/ Neldon Johnson

                               ---------------------------

                               NELDON JOHNSON

                               Title:  Director

                               Date: October 14, 2004

                               ---------------------------

                               /s/ Randale P. Johnson

                               ---------------------------

                               RANDALE P. JOHNSON

                               Title:  Director

                               Date:  October 14, 2004

                               ---------------------------

                               /s/ LaGrand T. Johnson

                               ---------------------------

                               LAGRAND T. JOHNSON

                               Title:  Director

                               Date:  October 14, 2004

                               ---------------------------

                               /s/ Christopher J. Taylor

                               ---------------------------

                               CHRISTOPHER J. TAYLOR

                               Title: Director

                               Date:  October 14, 2004

                               ---------------------------

                                /s/ S. Curtis Snow

                               ---------------------------

                               S. CURTIS SNOW

                               Title:  Director

                               Date:  October 14, 2004

                               s/ Bruce Barrett

                               ---------------------------

                               BRUCE BARRETT

                               Title:  Director

                               Date:  October 14, 2004

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of June 30, 2004 and 2003

F-2

Statements of Operations for the Years Ended June 30, 2004 and 2003

 and for the Period from September 26, 1986 (Date of Inception) through

 June 30, 2004

F-3

Statements of Stockholders= Equity (Deficit) for the Period from

 September 26, 1986 (Date of Inception) through June 30, 2004, and for the Years Ended June 30, 2003 and 2004

F-4

Statements of Cash Flows for the Years Ended June 30, 2004 and 2003

 and for the Period from September 26, 1986 (Date of Inception) through

 June 30, 2004

F-6

Notes to the Financial Statements

F-8

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

International Automated Systems, Inc.

We have audited the accompanying balance sheets of International Automated Systems, Inc. (a development stage company) as of June 30, 2004 and 2003, and the related statements of operations, stockholders= equity (deficit), and cash flows for the years ended June 30, 2004 and 2003, and for the period from September 26, 1986 (date of inception) through June 30, 2004. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company from September 26, 1986 through June 30, 1990, which reflect an accumulated deficit of $192,978.  Those statements were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, and for the period from September 26, 1986 through June 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electronic security and communication equipment as well as power generation equipment. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company’s ability to continue as a going concern. Management=s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

September 10, 2004

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current Assets
Cash	$ 702,366	$ 54,034
Prepaid sales commissions	4,000	-
Equipment held for distribution	16,945	48,793
Total Current Assets	723,311	102,827
Property and Equipment
Computers	22,936	22,331
Equipment	20,306	-
Automobiles	62,633	51,514
Mobile office	11,764	11,764
Deposits on equipment	35,138	-
Total Property and Equipment	152,777	85,609
Accumulated depreciation	(70,845)	(61,277)
Net Property and Equipment	81,932	24,332
Patents, net of $4,494 and $1,154 accumulated amortization, respectively	120,291	95,732
Total Assets	$ 925,534	$ 222,891

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$ -	$ 28,441
Accounts payable	92,460	138,757
Accrued payroll taxes	156,772	238,000
Deposits from customers	170,000	-
Deposits from related parties	74,400	224,400

Notes payable-current portion	5,588	5,971
Obligations under capital leases	-	15,305
Total Current Liabilities	499,220	650,874
Net Long-Term Liabilities - Notes payable	2,479	8,777
Total Liabilities	501,699	659,651
Stockholders' Equity (Deficit)
Preferred stock, Class A, no par value, 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares
authorized, 21,032,640 and 20,326,740 issued and
outstanding, net 3,801,500 and 4,193,000 shares held in
escrow account, respectively	9,601,090	9,183,678
Deficit accumulated during the development stage	(9,472,041)	(9,915,224)
Total Stockholders' Equity (Deficit)	423,835	(436,760)
Total Liabilities and Stockholders' Equity (Deficit)	$ 925,534	$ 222,891
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2004	2003	June 30, 2004
Revenue
Sales	$ -	$ -	$ 111,226
Income from related party	-	-	32,348
Total Revenue	-	-	143,574

Cost of Sales
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	216,186
Total Cost of Sales	-	-	298,113

Gross Loss	-	-	(154,539)

Operating Expenses
General and administrative	540,719	708,837	5,618,851
Research and development expense	298,121	190,190	4,432,725
Impairment of patents	-	110,082	110,082
Litigation settlement expense	100,000	-	270,634
Total Operating Expenses	938,840	1,009,109	10,432,292

Operating Loss	(938,840)	(1,009,109)	(10,586,831)

Other Income and (Expenses)
Loss on disposal of property and equipment	-	-	(17,359)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Interest expense	-	(7,946)	(35,515)
Net Other Income (Expense)	-	(7,946)	(267,233)

Loss Before Extraordinary Gain	(938,840)	(1,017,055)	(10,854,064)

Extraordinary Gain on Sale of Patents	1,382,023	-	1,382,023

Net Income (Loss)	$ 443,183	$ (1,017,055)	$ (9,472,041)

Basic and Diluted Income (Loss) Per Share
Loss before extraordinary gain	$ (0.05)	$ (0.05)
Extraordinary gain	0.07	-

Net Income (Loss)	$ 0.02	$ (0.05)
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Stock	Development	Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
Balance - September 30, 1986
(Date of Inception)	-	$ -	-	$ -	$ -	$ -	-
Stock issued for cash
September 1986 - $0.002 per share	-	-	5,100,000	11,546	-	-	11,546
September 1988 (net of $38,702
offering costs) - $0.32 per share	-	-	213,065	67,964	-	-	67,964
December 1988 (net of $6,059
offering costs) - $0.32 per share	-	-	33,358	10,641	-	-	10,641
March 1989 (net of $4,944
offering costs) - $0.32 per share	-	-	27,216	8,681	-	-	8,681
June 1989 (net of $6,804 offering
costs) - $0.32 per share	-	-	37,461	11,950	-	-	11,950
Stock issued for services
September 1986 - $0.002 per share	-	-	300,000	679	-	-	679
June 1989 - $0.32 per share	-	-	5,000	1,595	-	-	1,595
Net loss for the period from September 26,
1986 through June 30, 1990	-	-	-	-	-	(192,978)	(192,978)
Balance - June 30, 1990	-	-	5,716,100	113,056	-	(192,978)	(79,922)

Class A Preferred and Common Stock issued

for technology 1990-1996-
$0.02 per share	1,000,000	292,786	6,000,000	175,672	-	-	468,458
Class A Preferred Stock issued for services
July 2000 - $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
August 2000 - $0.00 per share	400,000	-	-	-	-	-	-
Class B Preferred stock issued for services
August 2000 - $0.00 per share	300,000	-	-	-	-	-	-
Common Stock issued for cash
January 1994 - $0.40 per share	-	-	59,856	23,942	-	-	23,942
May 1994 - $0.20 per share	-	-	137,500	27,500	-	-	27,500
January 1996 (net of $24,387 offering
costs) - $3.86 per share	-	-	179,500	693,613	-	-	693,613
November 1997 - $1.43 per share	-	-	35,000	50,000	-	-	50,000
May 1998 - $1.20 per share	-	-	250,000	300,000	-	-	300,000
October 1999 - $2.00 per share	-	-	50,000	100,000	-	-	100,000
September 2000 - $1.67 per share	-	-	11,500	19,236	-	-	19,236
Oct through Dec 2000 - $1.03 per share	-	-	140,100	144,546	-	-	144,546
Jan through March 2001 - $1.30 per share	-	-	39,900	51,920	-	-	51,920
April through June 2001 - $0.98 per share	-	-	120,100	117,684	-	-	117,684
July through Dec 2001 - $0.86 per share	-	-	138,400	119,287	-	-	119,287
December 2001 - $0.71 per share	-	-	28,000	20,000	-	-	20,000
January 2002 - $1.39 per share	-	-	50,000	35,910	-	-	35,910
May through June 2002 - $0.25 per share	-	-	500,000	125,000	-	-	125,000
Common Stock issued for services

April 1991 - $0.10 per share	-	-	300,000	30,000	-	-	30,000
January 1995 - $1.00 per share	-	-	100,000	100,000	-	-	100,000
May 1997 - $4.13 per share	-	-	14,000	57,750	-	-	57,750
June 1997 - $2.94 per share	-	-	5,000	14,690	-	-	14,690
December 1997 - $1.13 per share	-	-	6,000	6,750	-	-	6,750
October 1999 - $1.26 per share	-	-	50,000	63,147	-	-	63,147
August 2000 - $2.25 per share	-	-	268,000	603,000	-	-	603,000
May 2001 - $1.12 per share	-	-	3,000	3,360	-	-	3,360
Feb through March 2001 - $1.55 per share	-	-	350,000	542,500	-	-	542,500
October 2001 - $1.44 per share	-	-	150,000	216,000	-	-	216,000
February 2002 - $1.14 per share	-	-	25,000	28,500	-	-	28,500
Common Stock issued for financing transactions
November 2000 - $0.90 per share	-	-	50,000	45,000	-	-	45,000
December 2000 - $0.90 per share	-	-	10,000	9,000	-	-	9,000
January 2001 - $0.84 per share	-	-	30,000	25,320	-	-	25,320
June 2001 - $1.16 per share	-	-	120,000	139,200	-	-	139,200
Common Stock issued to satisfy liabilities
June 1991 - $0.03 per share	-	-	2,700,000	78,101	-	-	78,101
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (CONTINUED)

						Deficit
						Accumulated
						During	Total
	Class A		Common Stock		Stock	Development	Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
Grant of stock rights
May 1994 - $0.50 per share	-	-	-	6,750	13,500	-	6,750
June 1995 - $3.00 per share	-	-	-	95,283	31,761	-	95,283
August 1995 - $5.00 per share	-	-	-	25,000	5,000	-	25,000
Stock rights exercised
May 1997	-	-	36,761	-	(36,761)	-	-
June 1997	-	-	13,500	-	(13,500)	-	-
Redemption and retirement of treasury stock
December 1991 - $0.49 per share	-	-	(5,000)	(2,425)	-	-	(2,425)
December 1992 - $0.49 per share	-	-	(1,856)	(900)	-	-	(900)
Correction for additional shares issued
1990-2002	-	-	68,973	-	-	-	-
Contributed capital - cash and settlement
of liability, no shares issued, 1990-2002	-	-	-	5,762,419	-	-	5,762,419
Capital distribution of related
party receivable, 1990-2002	-	-	-	(1,577,674)	-	-	(1,577,674)
Net loss for the period from July 1, 1990
through June 30, 2002	-	-	-	-	-	(8,705,191)	(8,705,191)
Balance - June 30, 2002	3,700,000	294,786	17,749,334	8,388,137	-	(8,898,169)	(215,246)

Common Stock issued for cash
July 2002 - $0.20 per share	-	-	150,000	30,000	-	-	30,000
August 2002 - $0.26 per share	-	-	316,000	82,000	-	-	82,000
January 2003 - $0.32 per share	-	-	80,000	25,600	-	-	25,600
July through Sept 2002 - $0.39 per share	-	-	217,000	84,204	-	-	84,204
Oct through Dec 2002 - $0.33 per share	-	-	200,000	66,407	-	-	66,407
Jan through March 2003 - $0.26 per share	-	-	150,000	38,617	-	-	38,617
April through June 2003 - $0.24 per share	-	-	240,000	57,234	-	-	57,234
Stock issued for services
July 2002 - $0.50 per share	-	-	3,806	1,903	-	-	1,903
October 2002 - $0.45 per share	-	-	885,000	398,250	-	-	398,250
November 2002 - $0.35 per share	-	-	65,000	22,750	-	-	22,750
May 2003 - $0.15 per share	-	-	10,000	1,500	-	-	1,500
Shares issued as part of share value guarantee
Aug through May 2003	-	-	260,000	-	-	-	-
Contributed capital - no shares issued
July through June 2003	-	-	-	39,682	-	-	39,682
Capital distribution of related
party receivable- July through June 2003	-	-	-	(52,606)	-	-	(52,606)
Net loss	-	-	-	-	-	(1,017,055)	(1,017,055)
Balance - June 30, 2003	3,700,000	294,786	20,326,140	9,183,678	-	(9,915,224)	(436,760)

Stock issued for cash
August 2003- $0.50 per share	-	-	132,400	66,200	-		66,200

September 2003- $0.50 per share	-	-	148,000	73,000	-		73,000
December 2003- $0.25 per share	-	-	34,000	8,500	-		8,500
July through Sept 2003 - $0.72 per share	-	-	84,000	60,880	-		60,880
Oct through Dec 2003 - $0.34 per share	-	-	111,200	37,731	-		37,731
Jan through March 2004 - $0.36 per share	-	-	91,500	32,560	-		32,560
April through June 2004 - $0.38 per share	-	-	104,800	40,337	-		40,337
Contributed capital - no shares issued
July through June 2004	-	-	-	98,204	-		98,204
Net income	-	-	-	-	-	443,183	443,183
Balance - June 30, 2004	3,700,000	$ 294,786	21,032,040	$ 9,601,090	$ -	$ (9,472,041)	$ 423,835
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2004	2003	June 30, 2004
Cash Flows From Operating Activities
Net income (loss)	$ 443,183	$ (1,017,055)	$ (9,472,041)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	12,908	17,799	315,453
Stock based compensation	-	424,403	2,221,407
Forfeiture of deposits	-	-	236,803
Loss on disposal of fixed assets	-	-	17,359
Impairment of patents and abandonment of in-process
rights to technology	13,394	115,930	356,632
Gain on sale of patents	(1,382,023)	-	(1,382,023)
Changes in current assets and liabilities:
Prepaid sales commissions	(4,000)	-	(4,000)
Deposits from customers	40,000	-	40,000
Accounts payable	(46,298)	(70,517)	92,459
Accrued liabilities	48,773	46,112	286,772
Net Cash From Operating Activities	(874,063)	(483,328)	(7,291,179)
Cash Flows From Investing Activities
Purchases of property and equipment	(67,168)	(2,951)	(310,076)
Purchase of rights to technology	(41,293)	(38,976)	(566,872)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	(14,060)	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	1,382,023	-	1,382,023
Net Cash From Investing Activities	1,273,562	(55,987)	(1,044,319)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	319,208	384,062	2,699,199
Cash from controlling shareholder	-	39,682	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (Increase) in bank overdraft	(28,441)	23,357	-
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations under
capital lease	(21,986)	(29,359)	(135,677)

Proceeds from related party deposits	-	224,400	224,400
Purchases of equipment held for distribution	(19,948)	(48,793)	(68,741)
Net Cash From Financing Activities	248,833	593,349	9,037,864
Net Increase In Cash	648,332	54,034	702,366
Cash at Beginning of Period	54,034	-	-
Cash at End of Period	$ 702,366	$ 54,034	$ 702,366
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	June 30,
	2004	2003
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ 5,492
Non-Cash Investing and Financing Activities
Convert equipment held for distribution and deposits
from related parties to contributed capital	$ 98,204	$ -
Reclassification of advance to related party to
capital distribution	-	52,606
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - International Automated Systems, Inc. (the “Company” or “IAS”) was incorporated in the State of Utah on September 26, 1986. The Company is considered to be a development stage company with its activities to date consisting of obtaining the rights to certain technology involved with an automated self check-out system for retail stores, developing other electronic security and communication equipment, developing power generation equipment and developing a business plan.

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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2004 the Company recognized a one-time gain from the sale of patents resulting in net income of $443,183.  As of June 30, 2004 the Company had $702,366 of cash available.  However, the Company has had no revenue and no operating income for the years ended June 30, 2004 and 2003, and net losses of $1,017,055 were incurred for the year ended June 30, 2003.  As of June 30, 2004 the Company’s losses accumulated from inception totaled $9,472,041.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

Fair Value of Financial Instruments - The estimated fair value of financial instruments is, in Management’s opinion, equal to the carrying amounts of the financial instruments.

Impairment - The Company records impairment losses on property and equipment, and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2004 and 2003 was $9,568 and $8,705, respectively.Patents - Patent costs are capitalized for legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

During the years ended June 30, 2004 and 2003, the Company abandoned the pursuit of certain patents. These patents had capitalized costs of $13,394 and $5,848, respectively, and were written off to research and development expense.  At June 30, 2004 the Company had capitalized patents subject to amortization of $56,780 net of $4,494 in accumulated amortization. Also at June 30, 2004 the Company had capitalized $68,005 of in-process patents that were not subject to amortization. All patent costs were assessed for impairment based on their estimated future cash flows and impairment of $0 and $110,082 was determined to have occurred during the years ended June 30, 2004, and 2003, respectively.  Amortization expense was $3,340 and $9,094 for the years ended June 30, 2004 and 2003, respectively.  Amortization expense is expected to be $3,340 per year for the next five years.

Revenue Recognition - Sales are recognized upon delivery and acceptance.

Stock Based Compensation - The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

No stock-based employee compensation cost was reflected in net income (loss), as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

For the Years Ended June 30,	2004	2003
Net income (loss), as reported	$ 443,183	$ (1,017,055)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards	(1,628,490)	(307,420)
Pro forma net loss	$ (1,185,307)	$ (1,324,475)

Basic and diluted income (loss) per share, as reported	$ 0.02	$ (0.05)
Basic and diluted loss per share, pro forma	$ (0.06)	$ (0.07)

See Note 9 for additional disclosure regarding the Company’s stock options.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $6,216 and $7,150 for the years ended June 30, 2004 and 2003, respectively.

Research and Development - Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Automated Fingerprint Identification Machine technology, the Digital Wave Modulation technology, the Self Checkout technology, the Steam Turbine technology, the Solar Power Plant technology and other various projects. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $298,121 and $190,190 for the fiscal years ended June 30, 2004 and 2003, respectively.

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for operating loss carry forwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Reclassifications — Certain reclassifications have been made to the 2003 financial statements to conform to the current presentation.  The reclassifications had no effect on net income.

NOTE 2 – BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by dividing adjusted income (loss) available to common shareholders by the weighted-average number of common shares and additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The computations of basic and diluted income (loss) per share were as follows:

For the Years Ended June 30,	2004	2003
Loss before extraordinary gain	$ (938,840)	$ (1,017,055)
Extraordinary gain	1,382,023	-
Income (Loss) Attributable to Common Shares	$ 443,183	$ (1,017,055)

Basic and Diluted Weighted-Average Common Shares
Outstanding	20,773,724	19,387,050

Basic and Diluted Income (Loss) Per Share
Loss before extraordinary gain	$ (0.05)	$ (0.05)
Extraordinary gain	0.07	-

Net Income (Loss)	$ 0.02	$ (0.05)

For the year ended June 30, 2004 and 2003, the Company had 101,900,000 and 1,900,000 potentially issuable shares, respectively, that were excluded from the calculation of diluted income (loss) per share due to their anti-dilutive effects.

NOTE 3 – RELATED PARTY TRANSACTIONS

Mr. Johnson – During the year ended June 30, 2003, Mr. Neldon Johnson, the president and majority shareholder, advanced the Company $39,682, which has been accounted for as contributed capital with no additional shares owed or issued.

Rent – During the year ended June 30, 2003, the Company commenced leasing its office and research and development space on a month-to-month basis from Mr. Johnson.  During the year ended June 30, 2003, the Company placed 1,000,000 shares of common stock in an escrow account to be sold, the proceeds of which are used to pay Mr. Johnson’s mortgage on the leased facilities.  During the year ended June 30, 2004, 223,000 shares of stock were sold for proceeds of $94,001.  At June 30, 2004 there were 777,000 shares in the escrow account.  In March 2004, the Company began paying an additional $2,500 a month in rent. The lease is classified as an operating lease. During the years ended June 30, 2004 and 2003, the Company recorded $104,502 and $50,135 of rent expense under this operating lease.

U-Check – During the year ended June 30, 2003, the Company advanced U-Check, Inc. (U-Check), a corporation controlled by Mr. Johnson, $14,060.  These advances consisted of operating capital and labor costs paid by the Company on behalf of U-Check.  Due to adverse financial conditions experienced by U-Check, the Company determined the advances to U-Check would not be realizable.  Accordingly, the Company has recognized the advances as a capital distribution to Mr. Johnson.

At June 30, 2002, the Company had an outstanding lease receivable of $38,546 due from U-Check.  During the year ended June 30, 2003, due to economic conditions mentioned above, the Company determined that the lease receivable was impaired.  The receivable was recognized as a capital distribution to Mr. Johnson.

NOTE 4 – PURCHASE OF RIGHTS TO TECHNOLOGY

The Company’s board of directors authorized the Company to enter into an agreement dated May 14, 2004 and amended October 13, 2004, with Neldon Johnson, the Company’s president, in which the Company acquired from Mr. Johnson patents, patents pending, designs and contracts related to certain technology developed by Mr. Johnson.  The direct costs of developing and obtaining the acquired patents, patents pending, designs and contracts have been paid and capitalized by the Company.  No additional value has been assigned to these patents as a result of them being acquired from Mr. Johnson.  As compensation, the Company authorized and issued to Mr. Johnson warrants to purchase 100,000,000 shares of common stock and agreed to pay Mr. Johnson royalties in the future equal to 10% of future sales proceeds from the technology.  The purchase of these patents is accounted for under APB 25, and no compensation expense has been recognized.

The agreement contains an anti-dilution clause that gives Mr. Johnson the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the warrant.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same.

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005

5,000,000 shares

January 1, 2006

5,000,000 shares

January 1, 2007

5,000,000 shares

January 1, 2008

10,000,000 shares

January 1, 2009

10,000,000 shares

January 1, 2010

65,000,000 shares

As of June 30, 2004, the Company does not have sufficient common shares authorized to satisfy this agreement.  Until the Company amends its articles of incorporation to increase the number of common shares, all of the warrants cannot be exercised.

NOTE 5 – NOTES PAYABLE

Notes payable at June 30, 2004, consisted of the following:

Note payable to a financing company; non-interest bearing;
secured by an automobile; due November 2005	$ 8,067

Less: Current portion	(5,588)

Net Long-Term Debt	2,479

Annual maturities of long-term debt as of June 30, 2004 for each of the next five years are as follows:

Year Ending June 30:

2005	$ 5,588
2006	2,479

NOTE 6 – OBLIGATION UNDER CAPITAL LEASES/NET INVESTMENT IN DIRECT FINANCING LEASES

In June 1998, the Company entered into capital lease obligations with a leasing company for various equipment. Immediately after entering into the obligations, the Company subleased the equipment to a company related through common ownership (U-Check, Inc.) under the same terms as the original leases signed by the Company. The Company had ultimate responsibility to make all payments regarding the leases. A total of $134,183 of equipment was acquired and subsequently subleased under these capital leases. These leases were settled during the year ended June 30, 2004.

During the year ended June 30, 2003, the Company determined the remaining $38,546 lease receivable from U-Check to be impaired and was recognized as a capital distribution to Mr. Neldon Johnson.

NOTE 7 – PREFERRED STOCK

Series A Preferred Stock – The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements, and has liquidation preferences equivalent to the common shares. Each preferred share is entitled to the voting rights of ten common shares.  At June 30, 2004 and 2003, there were 3,400,000 Series A Preferred shares issued and outstanding.

Series B Preferred Stock – The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares, and each preferred share is entitled to the voting rights of ten common shares. Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  The Series B Preferred stock was issued to employees for services and has been accounted for as the issuance of stock options.  At June 30, 2004 and 2003, there were 300,000, series B Preferred shares issued and outstanding.

NOTE 8 – COMMON STOCK

Common Stock Issued for Cash — At July 1, 2002, the Company had 5,000,000 shares of common stock in escrow accounts to be sold. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2004, 391,500 shares were sold for proceeds of $171,508 at prices ranging from $0.23 to $0.83 per share.  The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.  During the year ended June 30, 2003, 807,000 shares were sold for proceeds of $246,462 at prices ranging from $0.20 to $0.39 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities.  At June 30, 2004, there was a balance of 3,801,500 shares left in escrow.  These shares are not accounted for as issued or outstanding common shares.

During the year ended June 30, 2004, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices ranging from $0.25 to $0.50 per share.  During the year ended June 30, 2003, the Company issued 546,600 shares of common stock to individuals in exchange for $137,600 in cash at prices ranging from $0.20 to $0.35 per share.

During May and June 2002, the Company issued 400,000 shares of restricted common stock to an individual in exchange for $100,000 in cash, or $0.25 per share.  As part of this transaction, the Company guaranteed that:  i) if the stock is not trading at $2.00 per share 75 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance; ii)  if the stock is not trading at $2.00 per share 150 days subsequent to the agreement date, the Company will issue an additional 80,000 shares, or 20% of the original issuance and; iii)  if the stock is not trading at $1.00 per share 1 year subsequent to the agreement date, the Company will issue an additional 100,000 shares.  During the year ended June 30, 2003 the Company’s stock did not reach any of the price targets and Company issued an additional 260,000 shares of common stock.  These shares were issued with no additional value given.

Common Stock Issued for Services — During the year ended June 30, 2003, the Company issued 78,806 shares of restricted common stock to individuals in exchange for services performed. The shares were valued at $26,153, at prices ranging from $0.15 to $0.50 per share.

NOTE 9 – STOCK OPTIONS/ WARRANTS

Outstanding Stock Options – As discussed in Note 4, the Company issued 100,000,000 warrants for services to an officer.  The warrants have an exercise price of $0.40 per share, which was in excess of the fair market value of the common stock on the measurement date.  These options vest through January 2010.

A summary of the stock options and warrants issued is as follows:

		Weighted
		Average
Options and Warrants	Shares	Exercise Price
Outstanding at July 1, 2002	1,600,000	$ 3.00
Issued	-	-
Outstanding at June 30, 2003	1,600,000	3.00
Issued	100,000,000	0.40
Outstanding at June 30, 2004	101,600,000	$ 0.44

The following table summarizes information about stock options and warrants outstanding at June 30, 2004:

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	June 30, 2004	Life	Price	June 30, 2004	Price
$ 3.00	1,600,000	6.15 years	$ 3.00	1,000,000	$ 3.00
$ 0.40	100,000,000	30.3 years	$ 0.40	-	$ -

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended June 30, 2004:

2004
Expected dividend yield	-
Risk free interest rate	4.79%
Expected volatility	139%
Expected life	10 years
Weighted average fair value per share	$ 0.37

NOTE 10 – DEPOSITS FROM RELATED PARTIES

During the year ended June 30, 2003, RLN LLC (“RLN”) and Cobblestone LLC (“Cobblestone”), which are related parties due to common ownership, paid the Company deposits of $74,400 and $150,000, respectively, in exchange for the Company agreeing to purchase and provide RLN and Cobblestone equipment and the Company’s automated self-service restaurant technology.  During September 2003, the Company delivered equipment to Cobblestone, which costs $51,796, and offset the cost of equipment against the deposit.  The remaining balance of the deposit of $96,204 was recognized as contributed capital without the issuance of additional shares during the year ended June 30, 2004.  As of June 30, 2004, the Company had purchased $16,945 of equipment that is held for delivery to RLN.  The remaining $74,400 deposit from RLN and the equipment are shown as current assets and liabilities, respectively, at June 30, 2004.

NOTE 11 – DEPOSITS FROM CUSTOMERS

During the year ended June 30, 2004, the Company received $130,000 in deposits from unrelated individuals to purchase equipment using the Company’s automated self-service restaurant technology.  As of September 30, 2004, customers had requested that the deposits related to the purchase of automated self-service restaurant technology be refunded.  The Company also received $40,000 in deposits from an individual towards the purchase and installation of a solar thermal energy power plant.

NOTE 12 – INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2004 and 2003.  The components of the net deferred tax asset for the years ended June 30, 2004 and 2003 are as follows:

For the Years Ended June 30,	2004	2003
Operating loss carry forwards	1,161,861	1,273,216
Accumulated depreciation/amortization	4,713	33,999

Net Deferred Tax Assets Before Valuation Allowance	1,166,574	1,307,215

Less: Valuation Allowance	(1,166,574)	(1,307,215)

Net Deferred Tax Asset	-	-

At June 30, 2004, the Company has operating loss carry forwards of $3,125,909 that, if unused, begin to expire June 30, 2006.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2004 and 2003:

For the Years Ended June 30,	2004	2003
Income tax provision (benefit) at statutory rate (34%)	$ (319,206)	$ (345,799)
Deferred tax valuation allowance change	374,854	349,486
Non-deductible expenses/taxable income	(24,666)	29,876
State taxes net of federal provision (benefit)	(30,982)	(33,563)

Provision for Income Taxes	$ -	$ -

NOTE 13 – LEGAL CONTINGENCIES

Legal Contingencies — On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the period ended June 30, 2004, the Company paid $100,000 under a tentative settlement agreement with the SEC.  The settlement is pending final approval from the SEC.

During the year ended June 30, 2002, the Company was notified of a claim for fees allegedly owed under a written agreement between the Company and a public relations firm for consulting services.  The claim sought to recover from the Company $60,700 for services rendered.  The Company disputed the claim based on an alleged breach of the agreement due to a failure to perform its service obligations.  During the year ended June 30, 2004, the claim was resolved and IAS paid the public relations firm $9,000.  The Company has no further payment obligations related to this matter.

The patent infringement lawsuit by the Company against Optimal Robotics Corp., PSC Inc., The Kroger Co., and several Kroger subsidiaries has been resolved by the sale of the Company’s United States and Canadian patents for its Automated Self-Service Check Out System to Optimal Robotics.  The Company has retained a license for these patents which will allow the Company to manufacture, sell and service its Automated Self-Service Check Out Systems.

The Company was notified of two claims related to deposits for equipment and the Company’s automated self-service restaurant technology.  The claims request that $130,000 of deposits be refunded and that liquidating damages be paid.  The probable outcome of these claims is unknown, and may result in the incurrence of a liability of up to $210,000.  Arbitration hearings are scheduled to begin in December 2004.

Payroll Tax Contingency —The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  As of June 30, 2004, the remaining delinquent balance assessed by the federal and state agencies, including penalties and interest, was approximately $130,000.  As of June 30, 2004 current and delinquent payroll taxes totaled $156,772.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company issued 132,000 shares of restricted common stock in exchange for $32,500 in cash or $0.25 per share.

As mentioned in Note 8, the Company had 3,801,500 shares of common stock in escrow accounts.  Subsequent to year end, 28,000 of these shares were sold for proceeds of $12,581 at prices ranging from $0.37 to $0.57 per share.