Form 10QSB
period 2004-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2004-11-22
CIK 820380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No __

As of September 30, 2004 Registrant had 24,966,140 shares of common stock, no par value per share, which includes 3,698,450 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One) Yes X  No ___

PART   I

Item 1

Financial Statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September	June
	2004	2004
ASSETS
Current Assets
Cash	$ 487,531	$ 702,366
Prepaid sales commissions	4,000	4,000
Equipment held for distribution	16,945	16,945
Total Current Assets	508,476	723,311
Property and Equipment
Computers	22,936	22,936
Equipment	20,306	20,306
Automobiles	62,633	62,633
Mobile office	11,764	11,764
Deposits on equipment	35,138	35,138
Total Property and Equipment	152,777	152,777
Accumulated depreciation	(74,574)	(70,845)
Net Property and Equipment	78,203	81,932
Patents, net of $5,329 and $4,494 accumulated amortization, respectively	122,962	120,291
Total Assets	$ 709,641	$ 925,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 81,734	$ 92,460
Accrued payroll taxes	157,676	156,772
Deposits from customers	170,000	170,000
Deposits from related parties	74,400	74,400
Notes payable-current portion	6,096	5,588
Total Current Liabilities	489,906	499,220
Net Long-Term Liabilities - notes payable	363	2,479
Total Liabilities	490,269	501,699
Stockholders' Equity
Preferred stock, Class A, no par value, 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares
authorized, 21,267,690 and 21,032,640 issued and
outstanding, net 3,698,450 and 3,801,500 shares held in
escrow account, respectively	9,671,800	9,601,090
Deficit accumulated during the development stage	(9,747,214)	(9,472,041)
Total Stockholders' Equity	219,372	423,835
Total Liabilities and Stockholders' Equity	$ 709,641	$ 925,534

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2004	2003	September 30, 2004
Revenue
Sales	$ -	$ -	$ 111,226
Income from related party	-	-	32,348
Total Revenue	-	-	143,574

Cost of Sales
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	216,186
Total Cost of Sales	-	-	298,113

Gross Loss	-	-	(154,539)

Operating Expenses
General and administrative	171,637	112,185	5,790,488
Research and development expense	103,536	61,123	4,536,261
Impairment of patents	-	-	110,082
Litigation settlement expense	-	-	270,634
Total Operating Expenses	275,173	173,308	10,707,465

Operating Loss	(275,173)	(173,308)	(10,862,004)

Other Income and (Expenses)
Loss on disposal of property and equipment	-	-	(17,359)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Interest expense	-	(1,250)	(35,515)
Net Other Expense	-	(1,250)	(267,233)

Loss Before Extraordinary Gain	(275,173)	(174,558)	(11,129,237)

Extraordinary gain on sale of patents, net of $0 in income taxes	-	-	1,382,023

Net Loss	$ (275,173)	$ (174,558)	$ (9,747,214)

Basic and Diluted Loss Per Share	$ (0.01)	$ (0.01)
Weighted Shares Used in Per Share Calculation	24,558,136	24,178,297

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASHFLOW

(Unaudited)

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2004	2003	September 30, 2004
Cash Flows From Operating Activities
Net loss	$ (275,173)	$ (174,558)	$ (9,747,214)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	4,564	2,901	320,017
Stock based compensation	-	-	2,221,407
Forfeiture of deposits	-	-	236,803
Loss on disposal of fixed assets	-	-	17,359
rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Changes in current assets and liabilities:
Prepaid sales commissions	-	-	(4,000)
Other current assets	-	(3,000)	-
Deposits from customers	-	30,000	40,000
Accounts payable	(10,725)	16,624	81,734
Accrued liabilities	903	(30,394)	287,675
Net Cash From Operating Activities	(280,431)	(158,427)	(7,571,610)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(310,076)
Purchase of rights to technology	(3,506)	-	(570,378)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(3,506)	-	(1,047,825)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	70,710	200,080	2,769,909
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (increase) in bank overdraft	-	(28,441)	-
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on notes payable and obligations under capital lease	(1,608)	(12,261)	(137,285)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	(3,003)	(68,741)
Net Cash From Financing Activities	69,102	156,375	9,106,966
Net Increase In Cash	(214,835)	(2,052)	487,531
Cash at Beginning of Period	702,366	54,034	-
Cash at End of Period	$ 487,531	$ 51,982	$ 487,531

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASHFLOW (CONTINUED)

(Unaudited)

	For the Three Months Ended
	September 30,
	2004	2003
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ 1,250
Non-Cash Investing and Financing Activities
Convert equipment held for distribution and deposits
from related parties to contributed capital	$ -	$ 98,204

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB as of June 30, 2004. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2005.

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock.  Common stock equivalents and stock options have not been included as they are anti-dilutive.

NOTE 2–BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and no operating income for the three-month period ended September 30, 2004, and a net loss of $275,173 was incurred for the three-month period ended September 30, 2004.  As of September 30, 2004, the Company’s losses accumulated from inception totaled $9,747,214. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

No compensation cost has been recognized for its stock options in the accompanying financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three months ended September 30, 2004 and 2003:

For the Three Months Ended September 30,	2004	2003
Net loss	$ (275,173)	$ (174,558)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards	(2,787,812)	(65,928)
Pro forma net loss	$ (3,062,985)	$ (240,486)

Basic and diluted loss per share, as reported	$ (0.01)	$ (0.01)
Basic and diluted loss per share, pro forma	$ (0.12)	$ (0.01)

NOTE 4–CONTINGENCIES AND COMMITMENTS

Legal Contingencies — On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the period ended September 30, 2004, the Company paid $100,000 under a tentative settlement agreement with the SEC.  The settlement is pending final approval from the SEC.

Payroll Tax Contingency —The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  Subsequent to the end of the period these penalties were abated, and have been reflected in the current period balances.  As of September 30, 2004, the remaining balance assessed by federal and state agencies, including penalties and interest, totaling $124,898 has been reflected in the financial statements as part of accrued payroll and related expenses.

NOTE 5–STOCKHOLDERS EQUITY

Common Stock Issued For Cash — At June 30, 2004 the Company had a total of 3,801,500 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustees discretion. During the three months ended September 30, 2004, the Company issued 103,050 shares of common stock to individuals in exchange for $38,165 in cash at prices between $0.30 and $0.57 per share.  The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At September 30, 2004, there was a balance of 3,698,450 shares left in escrow and a cash balance of $437,301.

During the three months ended September 30, 2004, the Company issued 132,000 shares of restricted common stock to individuals for $32,545 in cash.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2004 the Company issued from its escrow account 90,300 shares of restricted common stock in exchange for $30,002 in cash or $0.35 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

As  of  September 30, 2004, total current assets were $508,476 and total assets were $709,641 compared  to  total  current  assets  $723,311  and  total assets $925,534 as of June 30, 2004.

As  of  September 30, 2004, Registrant had total liabilities of $490,269  and shareholders' equity of  $219,372 as compared to total liabilities of $501,699 and  shareholders' equity of  $423,835  as  of  June  30,  2004. The  deficit accumulated during  the  development stage was $9,747,214 as of September 30, 2004, compared to $9,472,041 as of June 30, 2004.  At this time the Company is not generating sufficient funds  to  sustain  its  operations.  The Company's operations involve significant  risks regarding the development of technology and products that may not be commercially  acceptable  and  profitable.   As of September 30, 2004,  the  ratio  of current assets to current liabilities was approximately 1.04 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in September 2005.  The following is a schedule by year of the payments on these contractual obligations.

                                  Payments Due By Period

          Less Than    One To Three

Contractual Obligations                      Total        One Year         Years

- -------------------------------------------------------------------------------------

Long-term debt                                $  6,459      $   6,096        $   363

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

RESULTS OF OPERATIONS

Three  Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

For the quarter ended September 30, 2004 and 2003, Registrant had no revenues or cost of sales. For the quarter ended September 30, 2004, registrant had total operating expenses of $275,173 compared to expenses of $173,308 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $275,173 compared to a net loss of $174,558 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to a net loss of $0.01  for  the same quarter a year earlier.  For the quarter ended September 30, 2004, general and administrative  expenses  were $171,637 compared to $112,185 and research development expenses were $103,536  compared to $61,123  a  year  earlier.  The increase in net loss is primarily due to an increase in general and administrative expenses and an increase in research and development expenses.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures - Based on their  evaluation of  the Company's disclosure controls and procedures (as defined in Rule  13a-15(e) under  the Securities Exchange  Act  of 1934 (the "Exchange Act")), the Company's  principal  executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form  10-Qsb such disclosure controls and procedures are  effective to ensure that information  required  to  be  disclosed by the Company in reports that it files or submits under the Exchange Act  is recorded, processed, summarized and reported  within  the time  periods  specified   in  Securities  and  Exchange Commission rules and forms.

(b)  Changes  in internal control over financial reporting- During  the  quarter under report, there  was  no  change  in  the  Company's  internal control over financial  reporting that has materially affected, or is reasonably  likely  to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES

During the year ended June 30, 2004, the Company had, for purposes of selling, 3,801,500 shares of common stock in escrow with three entities. Proceeds of the stock sales from the escrow accounts are placed in separate escrow accounts to be used at the Company's and the attorney's discretion. At September 30, 2004, there was a balance of 3,698,450 shares left in escrow.  During the three months ended September 30, 2004, 103,050 shares were sold for proceeds of $38,165 at prices ranging from $0.30 to $0.57 per share.

During the three months ended September 30, 2004, the Company issued 132,000 shares of common stock to individuals in exchange for $32,545 in cash at prices between $0.30 and $0.57 per share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31

Certification by the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification by the Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: November 22, 2004

                               International Automated Systems, Inc.

                               By: /s/ Neldon Johnson

                               ----------------------------

                               Neldon Johnson

                               President and Chief Executive Officer