Form 10QSB
period 2004-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2005-02-14
CIK 820380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 12b-25
                                                       SEC FILE NUMBER
                   NOTIFICATION OF LATE FILING          33-16531-D

                             FORM 10-QSB               CUSIP NUMBER

                   For Period Ended: December 31, 2004

[Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.]

PART I - REGISTRANT INFORMATION


                      INTERNATIONAL AUTOMATED SYSTEMS, INC.
                              326 N State Road 198
                                 Salem, UT 84653

PART II - RULES 12b-25(b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

 [X]      (a)  The reasons described in reasonable detail in Part
     III of this form could not be eliminated without unreasonable effort or expense;

 [X]      (b)  The subject annual report, semi-annual report,
     transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

 [ ]     (c)  The accountant's statement or other exhibit required
      by Rule 12b-25 has been attached if applicable.



PART III - NARRATIVE

     State below in reasonable detail the reasons why the Form
10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     The Company is awaiting the completion of the review of its financial statements and a few additional days are needed to complete and finalize the report.

PART IV - OTHER INFORMATION

          (1) Name and telephone number of person to contact in regard to this notification.

                  LaGrand Johnson               801/423-8132

          (2)  Have all other periodic reports required under
     Section 13 or 15(d) of the Securities Exchange Act of 1934 or
     Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the Registrant was required to file such reports) been filed? If
     answer is no, identify report(s). [X]Yes   [ ]No -

          (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
     [ ]Yes   [X]No

     If so, attach an explanation of the anticipated change, both narratively and qualitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                INTERNATIONAL AUTOMATED SYSTEMS, INC.

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


                         INTERNATIONAL AUTOMATED SYSTEMS, INC.

                         By:


                         /S/  Neldon Johnson
                         -------------------------
                         Neldon Johnson, President

Date: February 12, 2005


[ATTENTION: Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).]