Form 10QSB
period 2004-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2005-02-22
CIK 820380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

As of December 31, 2004 Registrant had 24,966,140 shares of common stock, no par value per share, which includes 3,455,250 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)   Yes X       No ___

PART   I

Item 1

Financial Statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current Assets
Cash	$ 233,336	$ 702,366
Prepaid sales commissions	4,000	4,000
Equipment held for distribution	16,945	16,945
Total Current Assets	254,281	723,311
Property and Equipment
Computers	22,936	22,936
Equipment	20,306	20,306
Automobiles	62,633	62,633
Mobile office	11,764	11,764
Deposits on equipment	35,138	35,138
Total Property and Equipment	152,777	152,777
Accumulated depreciation	(78,303)	(70,845)
Net Property and Equipment	74,474	81,932
Patents, net of $6,164 and $4,494 accumulated amortization, respectively	141,537	120,291
Total Assets	$ 470,292	$ 925,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 89,417	$ 92,460
Accrued payroll taxes	151,376	156,772
Accrued liabilities	100,000	130,000
Deposits from customers	40,000	40,000
Deposits from related parties	74,400	74,400
Notes payable-current portion	4,985	5,588
Total Current Liabilities	460,178	499,220
Net Long-Term Liabilities - notes payable	-	2,479
Total Liabilities	460,178	501,699
Stockholders' Equity
Preferred stock, Class A, no par value, 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares
authorized, 21,510,890 and 20,836,340 issued and
outstanding, net 3,455,250 and 3,801,500 shares held in
escrow account, respectively	9,751,001	9,601,090
Deficit accumulated during the development stage	(10,035,673)	(9,472,041)
Total Stockholders' Equity	10,114	423,835
Total Liabilities and Stockholders' Equity	$ 470,292	$ 925,534

See the accompanying notes to the condensed financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					Since Inception
	For the Three Months Ended		For the Six Months Ended		(September 26,
	December 31,		December 31,		1986) Through
	2004	2003	2004	2003	December 31, 2004
Revenue
Sales	$ -	$ -	$ -	$ -	$ 111,226
Income from related party	-	-	-	-	32,348
Total Revenue	-	-	-	-	143,574

Cost of Sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	216,186
Total Cost of Sales	-	-	-	-	298,113

Gross Loss	-	-	-	-	(154,539)

Operating Expenses
General and administrative	145,576	189,847	317,213	303,282	5,936,064
Research and development expense	142,883	53,520	246,419	114,643	4,679,144
Impairment of patents	-	-	-	-	110,082
Litigation settlement expense	-	-	-	-	270,634
Total Operating Expenses	288,459	243,367	563,632	417,925	10,995,924

Operating Loss	(288,459)	(243,367)	(563,632)	(417,925)	(11,150,463)

Other Income and (Expenses)
Loss on disposal of property and equipment	-	-	-	-	(17,359)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	-	-	-	22,444
Interest expense	-	-	-	-	(35,515)
Net Other Expense	-	-	-	-	(267,233)
		-
Loss Before Extraordinary Gain	(288,459)	(243,367)	(563,632)	-	(11,417,696)

Extraordinary gain on sale of patents,
net of $0 in income taxes	-	-	-	-	1,382,023

Net Loss	$ (288,459)	$ (243,367)	$ (563,632)	$ (417,925)	$ (10,035,673)

Basic and Diluted Loss Per Share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)
Weighted Shares Used in Per Share Calculation	21,396,825	24,428,649	21,255,436	24,303,744

See the accompanying notes to the condensed financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			From Inception
	For the Six Months Ended		(September 26,
	December 31,		1986) Through
	2004	2003	December 31, 2004
Cash Flows From Operating Activities
Net loss	$ (563,632)	$ (417,925)	$ (10,035,673)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	9,128	5,801	324,581
Stock based compensation	-	-	2,221,407
Forfeiture of deposits	-	-	236,803
Loss on disposal of fixed assets	-	-	17,359
Impairment of patents and abandonment of in-process
rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Changes in current assets and liabilities:
Prepaid sales commissions	-	(13,000)	(4,000)
Deposits from customers	-	100,384	40,000
Accounts payable	(3,043)	130,000	89,416
Accrued liabilities	(35,396)	(36,172)	251,376
Net Cash From Operating Activities	(592,943)	(230,912)	(7,884,122)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(310,076)
Purchase of rights to technology	(22,916)	-	(589,788)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(22,916)	-	(1,067,235)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	149,911	246,311	2,849,110
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (increase) in bank overdraft	-	(19,385)	-
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on notes payable and obligations under capital lease	(3,082)	(18,862)	(138,759)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	(3,003)	(68,741)
Net Cash From Financing Activities	146,829	205,061	9,184,693
Net Increase In Cash	(469,030)	(25,851)	233,336
Cash at Beginning of Period	702,366	54,034	-
Cash at End of Period	$ 233,336	$ 28,183	$ 233,336

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Non-Cash Investing and Financing Activities
Convert equipment held for distribution and deposits
from related parties to contributed capital	$ -	$ 98,204

See the accompanying notes to the condensed financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development State Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(Unaudited)

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

NOTE 2–BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and no operating income for the six-month period ended December 31, 2004, and a net loss of $568,632 was incurred for the six-month period ended December 31, 2004.  As of December 31, 2004, the Company’s losses accumulated from inception totaled $10,035,673. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 3 – STOCK BASED COMPENSATION

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

No compensation cost has been recognized for its stock options in the accompanying financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and six months ended December 31, 2004 and 2003:

	2004	2003	2004	2003
Net loss	$ (288,459)	$ (243,367)	$ (563,632)	$ (417,925)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards	(2,779,563)	(54,298)	(5,567,375)	(120,856)
Pro forma net loss	$ (3,068,022)	$ (297,665)	$ (6,131,007)	$ (538,781)

Basic and diluted loss per share, as reported	$ (0.01)	$ (0.01)	$ (0.29)	$ (0.02)
Basic and diluted loss per share, pro forma	$ (0.14)	$ (0.01)	$ (0.29)	$ (0.02)

NOTE 4–CONTINGENCIES AND COMMITMENTS

Legal Contingencies — On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the year ended June 30, 2004, the Company paid $100,000 under a tentative settlement agreement with the SEC.  The settlement is pending final approval from the SEC.

During the year ended June 30, 2004, the Company was notified of two claims related to deposits for equipment and the Company’s automated self-service restaurant technology.  The claims request that $130,000 of deposits be refunded and that liquidating damages be paid.  The probable outcome of these claims is unknown, and may result in the incurrence of a liability of up to $210,000.  During the six months ended December 31, 2004, the Company settled one of these claims with a cash payment of $30,000. The remaining $100,000 of disputed deposits is included in accrued expenses.

Payroll Tax Contingency —The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s. As of December 31, 2004, the remaining balance assessed by federal and state agencies, including penalties and interest, totaling $114,898 has been reflected in the financial statements as part of accrued payroll and related expenses.

NOTE 5–STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash — At June 30, 2004 the Company had a total of 3,801,500 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustees discretion. During the six months ended December 31, 2004, the Company issued 346,250 shares of common stock from the trust in exchange for $117,366 in cash at prices between $0.25 and $0.37 per share.  The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At December, 2004, there was a balance of 3,455,250 shares left in escrow and a cash balance of $234,627.

During the six months ended December 31, 2004, the Company issued 132,000 shares of restricted common stock to individuals for $32,545 in cash.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, total current assets were $254,281 and total assets were $470,292 compared to total current assets $723,311 and total assets $925,534 as of June 30, 2004.

As  of  December 31, 2004, Registrant had total liabilities of $460,178 and shareholders' equity of  $10,114 as compared to total liabilities of $501,699 and  shareholders' equity of  $423,835  as  of  June  30,  2004. The deficit accumulated during the development stage was $10,035,673 as of December 31, 2004, compared to $9,472,041 as of June 30, 2004.  At this time the Company is not generating sufficient funds to sustain its operations.  The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of December 31, 2004, the ratio of current assets to current liabilities was approximately 0.55 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in September 2005.  The following is a schedule by year of the payments on these contractual obligations.

Payments Due By Period
		Less Than	One To Three
Contractual Obligations	Total	One Year	Years
Long-term debt	$ 4,985	$ 4,985	$ 0

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 compared to Three Months Ended December 31, 2003

For the quarter ended December 31, 2004 and 2003, Registrant had no revenues or cost of sales. For the quarter ended December 31, 2004, registrant had total operating expenses of $288,459 compared to expenses of $243,367 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $288,459 compared to a net loss of $243,367 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to a net loss of $0.01 for the same quarter a year earlier.  For the quarter ended December 31, 2004, general and administrative expenses were $145,576 compared to $189,847 and research development expenses were $142,883 compared to $53,520 a year earlier.  The increase in net loss is primarily due to an increase in research and development expenses.

Six Months Ended December 31, 2004 compared to Six Months Ended December 31, 2003

For the six months ended December 31, 2004 and 2003, the Registrant had no revenues or cost of sales.  For  the  six  months ended December 31, 2004,  registrant  had  total operating  expenses of $563,632  compared to expenses of $417,925 during  the same  six month period for a year earlier. For the six months ended December 31, 2004, general and administrative expenses were $317,213 compared to $303,282 and research and development expenses were $246,419 compared to $114,643 a year earlier. For the six months, the Registrant had a net loss of $563,632 compared to a net loss of $417,925 for the same six month period a year earlier. For the six months ended December 31, 2004 the net loss per share was $0.03 compared to $0.02 for the same period a year earlier. The increase in net loss is primarily due to an increase in research and development expenses.

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

At the end of July 2001, the  president  of  the  Company,  on  behalf  of  the Company,  approved a settlement recommendation to be presented to the SEC as a full compromise of the  matter. During  December  2002,  the  Company received notification  from  the  SEC  that the proposed settlement agreement  had  been rejected.  Another settlement agreement has been reached during the year ending June 30, 2004 in which the company paid $100,000. The settlement is awaiting final approval from the SEC. Company is currently unaware of when and how the SEC intends to pursue this action and any possible liability resulting from this action is undeterminable.

ITEM 2.  CHANGES IN SECURITIES

During the year ended June 30, 2004, the Company had, for purposes of selling, 3,801,500 shares of common stock in escrow with three entities. Proceeds of the stock sales from the escrow accounts are placed in separate escrow accounts to be used at the Company's and the trustees discretion. At December 31, 2004, there was a balance of 3,455,250 shares left in escrow and a cash balance of 131,828.  During the six months ended December 31, 2004, the company issued 478,250 shares in exchange for proceeds of $149,912 at prices ranging from $0.25 to $0.37 per share. These proceeds were used for professional expenses, operating expenses, and accrued liabilities.

During the six months ended December 31, 2004, the Company issued 132,000 shares of common restricted stock to individuals in exchange for $32,546 in cash.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION.

 None

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

     Date: February 18, 2005

International Automated Systems, Inc.

By:	/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer