Form 10QSB
period 2005-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2005-05-23
CIK 820380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0447580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

326 North Sr. 198 ,
Salem, Utah	84653
(Address of principal executive offices)	(Zip/Postal Code)

Registrant's telephone number including area code   (801) 423-8132

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

As of March 31, 2005 Registrant had 24,966,140 shares of common stock, no par value per share, which includes 3,240,250 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)

Yes	X	No

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3

	Unaudited Condensed Balance Sheets as of March 31, 2005 and June 30, 2004	3

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2005 and 2004, and for the Period from September 26, 1986 (Date of Inception) through March 31, 2005	4

	Unaudited Condensed Statements of Cashflow for Nine Months Ended March 31, 2005 and 2004 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2005	5

	Notes to Financial Statements	6

Item 2	Management's Discussion and Analysis or Plan of Operation	8

Item 3	Controls and Procedures	10

PART II	OTHER INFORMATION	10

Item 1	Legal Proceedings	10

Item 2	Changes in Securities	10

Item 3	Defaults Upon Senior Securities	11

Item 4	Submission of Matters to a Vote of Security Holders	11

Item 5	Other Information	11

Item 6	Exhibits and Reports on Form 8-K	11

Signatures		11

PART I
Item 1 Financial Statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
ASSETS
Current Assets
Cash	$57,087	$702,366
Equipment held for distribution	-	16,945
Total Current Assets	57,087	719,311
Property and Equipment, net of $82,177 and $70,845 accumulated depreciation,respectively	86,896	81,932
Patents, net of $6,999 and $4,494 accumulated amortization, respectively	162,580	120,291
Prepaid sales commissions	4,000	4,000
Total Assets	$310,563	$925,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$75,277	$92,460
Accrued payroll taxes	154,830	156,772
Accrued liabilities	100,000	130,000
Deposits from customers	40,000	40,000
Deposits from related parties	74,400	74,400
Notes payable-current portion	3,885	5,588
Total Current Liabilities	448,392	499,220
Net Long-Term Liabilities - Notes payable	-	2,479
Total Liabilities	448,392	501,699
Stockholders' Equity (Deficit)
Preferred stock, Class A, no par value, 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 21,725,890 and 21,032,640 issued and outstanding, net 3,240,250 and 3,801,500 shares held in escrow account, respectively	9,857,090	9,601,090
Deficit accumulated during the development stage	(10,289,705)	(9,472,041)
Total Stockholders' Equity (Deficit)	(137,829)	423,835
Total Liabilities and Stockholders' Equity (Deficit)	$310,563	$925,534

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended		For the Period From Inception (September 26, 1986) Through
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005
Revenue
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue	-	-	-	-	143,574

Cost of Sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	16,945	-	16,945	-	233,131
Total Cost of Sales	16,945	-	16,945	-	315,058

Gross Loss	(16,945)	-	(16,945)	-	(171,484)

Operating Expenses
General and administrative	102,927	82,310	420,140	385,592	6,038,990
Research and development expense	134,161	76,813	380,580	191,457	4,813,305
Impairment of patents	-	-	-	-	110,082
Litigation settlement expense	-	100,000	-	100,000	270,634
Total Operating Expenses	237,088	259,123	800,720	677,049	11,233,011

Operating Loss	(254,033)	(259,123)	(817,665)	(677,049)	(11,404,495)

Other Income and (Expenses)
Loss on disposal of property and equipment	-	-	-	-	(17,359)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	-	-	-	22,444
Interest expense	-	-	-	-	(35,515)
Net Other Income and (Expense)	-	-	-	-	(267,233)

Loss Before Extraordinary Gain	(254,033)	(259,123)	(817,665)	(677,049)	(11,671,728)

Extraordinary Gain on Sale of Patents	-	1,414,070	-	1,414,070	1,382,023

Net Income (Loss)	$(254,033)	$1,154,947	$(817,665)	$737,021	$(10,289,705)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Extraordinary gain	-	0.06	-	0.06
Net Income (Loss)	$(0.01)	$0.05	$(0.04)	$0.03

Weighted Shares Used in Per Share Calculation	$21,241,974	24,559,298	$21,073,092	24,403,671

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASHFLOW

	For the Nine Months Ended		For the Period From Inception (September 26, 1986) Through
	March 31,		March 31,
	2005	2004	2005
Cash Flows From Operating Activities
Net loss	$(817,665)	$737,021	$(10,289,705)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,837	8,661	329,290
Stock based compensation	-	-	2,221,407
Forfeiture of deposits	-	-	236,803
Gain on sale of patents	-	(1,414,070)	(1,382,023)
Loss on disposal of fixed assets	-	-	17,359
Write down of carrying value of inventories	16,945	-	16,945
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Changes in current assets and liabilities:
Prepaid sales commissions	-	(13,000)	(4,000)
Accounts payable	(17,182)	(20,811)	75,276
Deposits from customers	-	130,000	40,000
Accrued liabilities	(31,942)	(86,660)	254,830
Net Cash From Operating Activities	(836,007)	(658,859)	(8,127,186)
Cash Flows From Investing Activities
Purchases of property and equipment	(16,296)	-	(326,372)
Purchase of rights to technology	(44,794)	(19,388)	(611,666)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	1,414,070	1,382,023
Net Cash From Investing Activities	(61,090)	1,394,682	(1,105,409)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	256,000	278,871	2,955,199
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (increase) in bank overdraft	-	(28,441)	-
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations under capital lease	(4,182)	(19,879)	(139,859)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	(19,948)	(68,741)
Net Cash From Financing Activities	251,818	210,603	9,289,682
Net Increase (Decrease) In Cash and Cash Equivalents	(645,279)	946,426	57,087
Cash and Cash Equivalents at Beginning of Period	702,366	54,034	-
Cash and Cash Equivalents at End of Period	$57,087	$1,000,460	$57,087
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Non-Cash Investing and Financing Activities
Convert equipment held for distribution and deposits from related parties to contributed capital	$-	$98,204

See the accompanying notes to the condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

NOTE 2-BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the nine-month period ended March 31, 2005, and a net loss of $817,665 was incurred for the nine-month period ended March 31, 2005. As of March 31, 2005, the Company’s losses accumulated from inception totaled $10,289,705. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

No compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the nine months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(254,033)	$1,154,947	$(817,665)	$737,021
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(2,006,815)	(54,328)	(7,574,190)	(175,184)
Pro forma net loss	$(2,260,848)	$1,100,619	$(8,391,855)	$561,837

Basic and diluted loss per common share as reported	$(0.01)	$0.05	$(0.04)	$0.03

Basic and diluted loss per common share pro forma	$(0.11)	$0.04	$(0.40)	$0.02

NOTE 4-CONTINGENCIES AND COMMITMENTS

Legal Contingencies — On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the year ended June 30, 2004, the Company paid $100,000 under a settlement agreement with the SEC.

During the year ended June 30, 2004, the Company was notified of two claims related to deposits for equipment and the Company’s automated self-service restaurant technology. The claims request that $130,000 of deposits be refunded and that liquidating damages be paid. The probable outcome of these claims is unknown, and may result in the incurrence of a liability of up to $210,000. During the nine months ended March 31, 2005, the Company settled one of these claims with a cash payment of $30,000. The remaining $100,000 of disputed deposits is included in accrued expenses.

Payroll Tax Contingency —The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due. The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s. Subsequent to the end of the period these penalties were abated, and have been reflected in the current period balances. As of March 31, 2005, the remaining balance assessed by federal and state agencies, including penalties and interest, totaling $107,398 has been reflected in the financial statements as part of accrued payroll and related expenses.

NOTE 5-STOCKHOLDERS EQUITY

Common Stock Issued for Cash — At June 30, 2004 the Company had a total of 3,801,500 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustees discretion. During the nine months ended March 31, 2005, the Company issued 561,250 shares of common stock to individuals in exchange for $223,455 in cash at prices between $0.30 and $0.67 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At March 31, 2005, there was a balance of 3,240,250 shares left in escrow and a cash balance in escrow of $49,275.

During the nine months ended March 31, 2005, the Company issued 132,000 shares of restricted common stock to individuals for $32,545 in cash.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, total current assets were $57,087 and total assets were $310,563 compared to total current assets $719,311 and total assets $925,534 as of June 30, 2004.

As of March 31, 2005, Registrant had total liabilities of $448,392 and shareholders' deficit of $(137,829) as compared to total liabilities of $501,699 and shareholders' equity of $423,835 as of June 30, 2004. The deficit accumulated during the development stage was $10,289,705 as of March 31, 2005, compared to $9,472,041 as of June 30, 2004. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of March 31, 2005, the ratio of current assets to current liabilities was approximately 0.13 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in September 2005. The following is a schedule by year of the payments on these contractual obligations.

Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One To Three Year
Long-term debt	$ 3,885	$3,885	0

Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue operations. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and ultimately to attain successful operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

For the quarter ended March 31, 2005 the Registrant had no revenue and $16,945 cost of sales as compared to 2004, Registrant had no revenues or cost of sales. For the quarter ended March 31, 2005, registrant had total operating expenses of $237,088 compared to expenses of $259,123 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $254,033 compared to a net income of $1,154,947 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to a net gain of $0.05 for the same quarter a year earlier. For the quarter ended March 31, 2005, general and administrative expenses were $102,927 compared to $82,310 and research development expenses were $134,161 compared to $76,813 a year earlier. The increase in net loss is primarily due to an increase in research and development expenses, an increase in general and administrative expenses, and a lack of the sale of patents.

Nine Months Ended March 31, 2005 compared to Nine Months Ended March 31, 2004

For the nine months ended March 31, 2005 the Registrant had no revenue and $16,945 cost of sales as compared to 2004, the Registrant had no revenues or cost of sales. For the nine months ended March 31, 2005, registrant had total operating expenses of $800,720 compared to expenses of $677,049 during the same nine month period for a year earlier. For the nine months ended March 31, 2005, general and administrative expenses were $420,140 compared to $385,592 and research and development expenses were $380,580 compared to $191,457 a year earlier. For the nine months, the Registrant had a net loss of $817,665 compared to a net gain of $737,021 for the same nine month period a year earlier. For the nine months ended March 31, 2005 the net loss per share was $0.04 compared to net gain of $0.03 for the same period a year earlier. The increase in net loss is primarily due to an increase in research and development expenses, an increase in general and administrative expenses, and a lack of the sale of patents.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The Company reached a settlement agreement with the SEC in the amount of $50,000 which has been finalized, paid and signed by the Court as of January 2005.

As of June 30, 2004, the company was notified of two claims relating to the deposits for the Company’s self-service restaurant equipment totaling $130,000. The claim in the amount of $30,000 has been settled with the remaining claim of $100,000 as of yet unresolved.

ITEM 2. CHANGES IN SECURITIES

During the year ended June 30, 2004, the Company had, for purposes of selling, 3,801,500 shares of common stock in escrow with three entities. Proceeds of the stock sales from the escrow accounts are placed in separate escrow accounts to be used at the Company's and the trustees discretion. At March 31, 2005 , there was a balance of 3,240,250 shares left in escrow and a cash balance of 49,275. During the nine months ended March 31, 2005 , the company issued 561,250 shares in exchange for proceeds of $223,455 at prices ranging from $0.30 to $0.67 per share. These proceeds were used for professional expenses, operating expenses, and accrued liabilities.

During the nine months ended March 31, 2005 , the Company issued 132,000 shares of common restricted stock to individuals in exchange for $256,000 in cash.

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

Date: May 20, 2005

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer