Form 10KSB
period 2005-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2005-10-13
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005.
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to __________________

Commission file number   33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(Name of small business issuer in its charter)

Utah	87-0447580
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

326 North SR 198, Salem, Utah 84653
(Address of principal executive offices)

Registrant's telephone number, including area code:      (801) 423-8132

Securities registered pursuant to Section 12(b) of the Act:    None

Title of each class	Name of each exchange on which registered
N/A	N/A

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
10-KSB.     [  X  ]

State the registrant's net revenue (loss) for its most recent fiscal year:    $(1,013,880).

The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2005, was approximately $8,919,299

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of September 30, 2005, there were outstanding 21,895,790 shares of registrant's Common stock, no par value per share.

Documents incorporated by reference: Exhibits

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Exact corporate name:	International Automated Systems, Inc.
State and date of incorporation:	Utah- September 26, 1986.
Street address of principal office:	326 North SR 198
.	Salem, Utah 84653
Company telephone number:	(801) 423-8132
Fiscal year:	June 30

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

The Company has an Automated Fingerprint Identification Machine("AFIM") which has the capability of verifying the identity of individuals. Potential AFIM applications include products for employee time-keeping and security, access control, and check, debit or credit card verification. Registrant purports that its identity verification system has a variety of uses and applications for both commercial and governmental users. The Company also purports that it has developed technology that transmits information and data using different wave patterns, configurations, and timing in the electromagnetic spectrum.  The Company refers to this technology as digital wave modulation ("DWM").  The Company believes that if the technology is implemented and applied commercially, the technology has the capability to increase significantly the amount of information which can be transmitted.  The Company is continuing the development of this technology and the commercial feasibility of the technology has not been demonstrated.   Registrant believes that it has many competitors in the communications, information data transfer, and data storage industries which have greater capital resources, more experienced personnel, and technology which is more established and accepted in the market place.

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

The Company has a prototype of a patented turbine which uses the expansion of steam to generate a rotational force. This force can then be used to generate power.  The Company feels the turbine could be used in, but not limited to, the production of electricity, hydrogen, or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a commercial turbine may never be developed or accepted.

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

For the Self-Check System to operate efficiently at least 95% of the items offered for sale must have bar codes.  In the past few years virtually all packaged goods have bar codes.  Items purchased across the counter, such as bakery, meat and deli products usually have no bar code.  Grocery stores or other retail operations using the System may have to install scales and labelers to place barcodes on items with no bar code.  As an option the Company offers scales and labelers for produce and delicatessen items which interface with the Self-Check System. Management believes that the Self-Check System may help reduce theft.  For instance, one clerk cannot check-out another clerk's or friend's purchases using incorrect and understated prices. A portion of the theft in supermarkets is attributable to employees doing what is called "sweet- hearting" by checking-out the purchases of other employees or friends at reduced prices.

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

The Company has a prototype of a solar thermal system which can be used to produce steam to drive the Company’s bladeless turbine. The Company believes that the possible advantage over other similar systems is its ability to be mass produced thus reducing its overall cost as compared to other systems. The Company is developing proprietary structural and lens designs in preparation for mass production of the solar thermal system.

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

For the marketing of the Self-Check System the Company has developed a product named OrderXCEL which had been installed in a restaurant in Orem, Utah and since closed. Though the Company has received deposits from unrelated parties for the OrderXCEL technology Market potential may depend on the success of these being installed and customer satisfaction.

The Company has also received deposits of $40,000 from unrelated parties toward the purchase and installation of a solar thermal power system.

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

The Bladeless turbine has competition from larger well-established companies that already have a history and name recognition. Though the turbine has many potential uses, especially in the area of electrical generation, there is no assurance that the marketing strategies will be successful.

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

The manufacturing of the turbine has been done mostly by the Company up to this point but if needed, the design could be easily outsourced. The solar thermal technology will be mostly manufactured by established companies in their fields, with much of the assembling done on site.

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2005 and 2004, research and development expenses were $460,405 and $298,121, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur.  The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

Over the next twelve months the Company intends to continue the research and development of its technologies.  For the DWM technology the Company's goal is to complete the development of one or more products that can then be marketed.

For the Bladeless Turbine, the company plans to have installations into electrical generating plants which could utilize all forms of energy that produce high temperature heat, but primarily in the areas of solar thermal and biomass combustion.

For the Self-check System and the AFIM product the Company plans to have installations in the restaurant and fast-food industry. The Company at this time cannot project the impact, to the Company, of the installation. The Company has no immediate plans to increase or decrease the number of employees.

Acquisition of Technology

In May 2004, the Company entered into an agreement with Neldon Johnson, the Company’s president, in which the Company acquired from Mr. Johnson patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal technologies, and electronic shelf tag technology developed by Mr. Johnson.  As consideration for these patents, patents pending, designs and contracts, the Company issued 10,000,000 shares of series A preferred stock, warrants to purchase 100,000,000 shares of common stock and 10% of total gross sales in royalties of the Company.  During July 2004, the Company and Mr. Johnson amended the agreement to rescind the 10,000,000 shares of series A preferred stock.

As of June 30, 2005, the Company does not have sufficient common shares authorized to satisfy this agreement.  The Company is currently in the process of amending their articles of incorporation to increase the number of common shares they are authorized to issue.

Government Regulation

The Company's activities may be subject to government regulation. Depending on the nature of its activities in data transmission and power production, the Company may need approval or authorization from Federal, State, or Local authorities.

ITEM 3. LEGAL PROCEEDINGS

On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The Company reached a settlement agreement with the SEC in the amount of $100,000 which has been finalized, paid, and signed by the Court as of January 2005.

The Company was notified of two claims related to deposits made on automated self-service restaurant technology.  The claims request that $130,000 of deposits be refunded and that liquidating damages be paid.  The first claim of $30,000 was settled for a refund of the amount minus legal fees and the second claim has been settled by Neldon Johnson in exchange for personal stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

PART II

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

Fiscal 2005	High	Low

June 30, 2005	0.39	0.39
March 31, 2005	0.67	0.63
December 31, 2004	0.35	0.32
September 30, 2004	0.32	0.30

Fiscal 2004	High	Low

June 30, 2004	0.70	0.62
March 31, 2004	0.36	0.35
December 31, 2003	0.40	0.33
September 30, 2003	0.83	0.72

Fiscal 2003	High	Low

June 30, 2003	0.47	0.45
March 31, 2003	0.20	0.19
December 31, 2002	0.33	0.29
September 30, 2002	0.44	0.35

The Company's shares are significantly volatile and subject to broad price movements and fluctuations.  The Company's shares should be considered speculative and volatile securities. On June 30, 2005, the Company had approximately 948 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

As of June 30, 2005, Registrant had 24,965,540 issued and outstanding of which 3,069,750 were held in an escrow account. Of these shares approximately 16,432,202 shares were free trading shares.  There were approximately 20,978,216 shares of common stock held by non-affiliates of that amount approximately 9,612,938 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.  As of June 30, 2005, at least 100 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years.  At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Historically, the Company's activities have been dominated by its research and development.  As a result there have not been revenues and costs associated with operations.  The Company has limited experience regarding profit margins or costs associated with operating a business.

Results of Operations Fiscal year ended June 30, 2005

Operations during the year ended June 30, 2005, pertained to research and development and other activities.  Research and development expenses were $471,189 increasing by $173,068. General and administrative expenses increased from $540,719 to $531,869 during fiscal 2005.  The increase in research and development expenses are attributed mostly to the solar thermal and bladeless turbine developments. The increases in General and administrative expense are negligible.

For fiscal year 2005, total revenue was $0; cost of sales was $16,945 representing the writeoff of equipment held for distribution; operating expenses were $1,003,058 and other income (expense) was $6,123 resulting in a net loss of $1,013,880. Net loss increased by $1,457,063. The majority of this difference can be attributed to the sale of certain company patents the previous year. For fiscal 2005 the loss per share was $(0.05) compared to an income of $0.02 for the same period a year earlier.

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

Liquidity and Capital Resources

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs, and establish any distribution networks. As of June 30, 2005, the Company has current assets of $44,885 and total assets of $279,042.  Current liabilities were $452,318 and total liabilities of $452,318. The ratio of current assets to current liabilities is approximately 0.10. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

At July 1, 2003, the Company had 4,193,000 shares of common stock in escrow to be sold.  For the years ended June 30, 2005 and 2004, the Company sold 731,750 and 391,500 shares respectively.  At June 30, 2005, there was a balance of 3,069,750 shares left in escrow.

During the year ended June 30, 2005, the Company issued 132,000 shares of common stock to an individual in exchange for $32,546 in cash for $0.25 per share. During the year ended June 30, 2004, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices ranging from $0.25 to $0.50 per share.

Options.

On May 14, 2004, the Company entered into an agreement with Neldon Johnson, the Company’s president, in which the Company acquired from Mr. Johnson patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal technologies, and electronic shelf tag technology developed by Mr. Johnson.  As consideration for these patents, patents pending, designs and contracts, the Company issued 10,000,000 shares of series A preferred stock, warrants to purchase 100,000,000 shares of common stock and 10% of total gross sales in royalties of the Company.  During July 2004, the Company and Mr. Johnson amended the agreement to rescind the 10,000,000 shares of series A preferred stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year 2005 there were no changes or disagreements with the Company's certified public accountants, Hansen, Barnett and Maxwell.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

Neldon Johnson	59	Chairman of the Board of Directors and President

Randale Johnson	36	Secretary, Vice President and Director

Christopher Taylor	36	Director

Stacy Curtis Snow	39	Director

LaGrand Johnson	39	CFO, Director

Bruce Barrett	75	Director

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

Randale P. Johnson  is the son of Neldon Johnson. He has been an officer since June 1996.  His responsibilities include marketing and administration.  Mr. Johnson holds an associate degree in Computer Science and has four years of experience in the computer industry.  He joined the Company in 1996.

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

ITEM 10. EXECUTIVE COMPENSATION

The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in the year 2001. During the year ended June 30, 2005, Mr. Johnson was paid $102,225 of compensation.

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

ITEM. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2005,  by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address of	Number of
Beneficial Owner	Shares Owned	Percent (1)

Neldon Johnson
326 North SR 198
Salem, Utah	2,041,839	7.84

LaGrand Johnson
326 North SR 198
Salem, Utah	1,300,000	4.99

Christopher Taylor
326 North SR 198
Salem, Utah	175,000	0.67

Randale Johnson
326 North SR 198
Salem, Utah	1,375,085	5.25

Curtis Snow
26 North SR 198
Salem, Utah	175,000	0.67

Bruce Barrett
326 N SR 198
Salem, Utah	1,750	-

Directors and Officers
as a Group
6 persons	5,066,924	19.42

(1)
Based on 26,045,140 shares of common stock issued, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale  Johnson.  Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters.  Mr. Neldon Johnson has approximately 20 per cent, LaGrand Johnson 22 percent, and Randale Johnson 22 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 14, 2004, the Company entered into an agreement with Neldon Johnson, the Company’s president, in which the Company acquired from Mr. Johnson patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal technologies, and electronic shelf tag technology developed by Mr. Johnson.  As consideration for these patents, patents pending, designs and contracts, the Company issued 10,000,000 shares of series A preferred stock, warrants to purchase 100,000,000 shares of common stock and 10% of total gross sales in royalties of the Company.  During July 2004, the Company and Mr. Johnson amended the agreement to rescind the 10,000,000 shares of series A preferred stock.

During the year ended June 30, 2003, the Company commenced leasing its office and research and development space on a month- to-month basis from Mr. Johnson.  During the year ended June 30, 2003, the Company placed 1,000,000 shares of common stock in an escrow account to be sold, the proceeds of which are used to pay the mortgage on the building.  During the year ended June 30, 2005, 219,200 shares of stock were sold for proceeds of $89,397. At June 30, 2005 there were 557,800 shares in the escrow account.  In March 2004, the Company began paying an additional $2,500 a month in rent. The lease is classified as an operating lease.

During year ended June 30 2005, the Company settled a $100,000 liability by the contribution of 204,081 of Neldon Johnson’s personal shares as total consideration. The value of the shares was recorded as a capital contribution with no shares issued.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

During the period ended June 30, 2005, Registrant filed no reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2005 and 2004 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all corporate income tax return preparation services during those years.  Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell. The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

Aggregate fees billed to us for the years ended June 30, 2005 and 2004 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $41,294 and $40,115, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2005 and 2004 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $850 and $1,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the  Securities Exchange Act of 1934, the Company has duly caused this  report to be signed on its behalf by the undersigned thereunto  duly authorized.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: October 13, 2005

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: October 13, 2005

/s/ Randale P. Johnson
RANDALE P. JOHNSON
Title: Director

Date: October 13, 2005

/s/ LaGrand T. Johnson
LAGRAND T. JOHNSON
Title: Director

Date: October 13, 2005

/s/ Christopher J. Taylor
CHRISTOPHER J. TAYLOR
Title: Director

Date: October 13, 2005

/s/ S. Curtis Snow
S. CURTIS SNOW
Title: Director

Date: October 13, 2005

/s/ Bruce Barrett
BRUCE BARRETT
Title: Director

Date: October 13, 2005

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of June 30, 2005 and 2004	F-2

Statements of Operations for the Years Ended June 30, 2005 and 2004 and for the Period from September 26, 1986 (Date of Inception) through June 30, 2005	F-3

Statements of Stockholders= Equity (Deficit) for the Period from September 26, 1986 (Date of Inception) through June 30, 2003, and for the Years Ended June 30, 2004 and 2005	F-4

Statements of Cash Flows for the Years Ended June 30, 2005 and 2004 and for the Period from September 26, 1986 (Date of Inception) through June 30, 2005	F-7

Notes to the Financial Statements	F-9

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
International Automated Systems, Inc.

We have audited the accompanying balance sheets of International Automated Systems, Inc. (a development stage company) as of June 30, 2005 and 2004, and the related statements of operations, stockholders= equity (deficit), and cash flows for the years ended June 30, 2005 and 2004, and for the period from September 26, 1986 (date of inception) through June 30, 2005. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company from September 26, 1986 through June 30, 1990, which reflect an accumulated deficit of $192,978. Those statements were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, and for the period from September 26, 1986 through June 30, 2005, in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
September 28, 2005

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,
	2005	2004
CURRENT ASSETS
Cash	$40,885	$702,366
Prepaid sales commissions	4,000	4,000
Equipment held for distribution	-	16,945

Total Current Assets	44,885	723,311

Property and Equipment, net of $86,170 and $70,845 accumulated depreciation, respectively	60,491	81,932
Patents, net of $7,834 and $4,494 accumulated amortization, respectively	173,666	120,291

TOTAL ASSETS	$279,042	$925,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$132,661	$92,460
Accrued payroll taxes	154,600	156,772
Related party payable	48,588	-
Deposits from customers	40,000	170,000
Deposits from related parties	74,400	74,400
Notes payable-current portion	2,069	5,588

Total Current Liabilities	452,318	499,220

Net Long-Term Liabilities - Notes payable	-	2,479

TOTAL LIABILITIES	452,318	501,699

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 21,895,790 and 21,032,040 shares
issued and outstanding, net 3,069,750 and 3,801,500 shares held inescrow account, respectively	10,017,859	9,601,090
Deficit accumulated during the development stage	(10,485,921)	(9,472,041)

Total Stockholders' Equity (Deficit)	(173,276)	423,835

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$279,042	$925,534

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2005	2004	June 30, 2005
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	16,945	-	233,131
Total Costs of Sales	16,945	-	315,058

GROSS LOSS	(16,945)	-	(171,484)

OPERATING EXPENSES
General and administrative	531,869	540,719	6,150,720
Research and development	471,189	298,121	4,903,914
Impairment of patents	-	-	110,082
License fees	-	100,000	270,634
Total Operating Expenses	1,003,058	938,840	11,435,350

LOSS FROM OPERATIONS	(1,020,003)	(938,840)	(11,606,834)

OTHER INCOME (EXPENSES)
Loss on disposal of property and equipment	-	-	(17,359)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Other	6,123	-	(29,392)
Total Other Income (Expenses)	6,123	-	(261,110)

LOSS BEFORE EXTRAORDINARY GAIN	(1,013,880)	(938,840)	(11,867,944)

Extraordinary Gain on Sale of Patents	-	1,382,023	1,382,023

NET INCOME (LOSS)	$(1,013,880)	$443,183	$(10,485,921)

Basic and Diluted Income (Loss) Per Share
Loss before extraordinary gain	$(0.05)	$(0.05)
Extraordinary gain	-	0.07
Net income (loss) applicable to common shareholders	$(0.05)	$0.02

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Stock	Deficit Accumulated During Development	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Rights	Stage	(Deficit)
Balance - September 30, 1986 (Date of Inception)	-	$-	-	$-	$-	$-	-
Stock issued for cash
September 1986 - $0.002 per share	-	-	5,100,000	11,546	-	-	11,546
September 1988 (net of $38,702 offering costs) - $0.32 per share	-	-	213,065	67,964	-	-	67,964
December 1988 (net of $6,059 offering costs) - $0.32 per share	-	-	33,358	10,641	-	-	10,641
March 1989 (net of $4,944 offering costs) - $0.32 per share	-	-	27,216	8,681	-	-	8,681
June 1989 (net of $6,804 offering costs) - $0.32 per share	-	-	37,461	11,950	-	-	11,950
Stock issued for services
September 1986 - $0.002 per share	-	-	300,000	679	-	-	679
June 1989 - $0.32 per share	-	-	5,000	1,595	-	-	1,595

Class A Preferred and Common Stock issued for technology 1990-1996- $0.02 per share	1,000,000	292,786	6,000,000	175,672	-	-	468,458
Class A Preferred Stock issued for services
July 2000 - $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
August 2000 - $0.00 per share	400,000	-	-	-	-	-	-
Class B Preferred stock issued for services
August 2000 - $0.00 per share	300,000	-	-	-	-	-	-
Common Stock issued for cash
January 1994 - $0.40 per share	-	-	59,856	23,942	-	-	23,942
May 1994 - $0.20 per share	-	-	137,500	27,500	-	-	27,500

January 1996 (net of $24,387 offering costs) - $3.86 per share	-	-	179,500	693,613	-	-	693,613
November 1997 - $1.43 per share	-	-	35,000	50,000	-	-	50,000
May 1998 - $1.20 per share	-	-	250,000	300,000	-	-	300,000
October 1999 - $2.00 per share	-	-	50,000	100,000	-	-	100,000
September 2000 - $1.67 per share	-	-	11,500	19,236	-	-	19,236
Oct through Dec 2000 - $1.03 per share	-	-	140,100	144,546	-	-	144,546
Jan through March 2001 - $1.30 per share	-	-	39,900	51,920	-	-	51,920
April through June 2001 - $0.98 per share	-	-	120,100	117,684	-	-	117,684
July through Dec 2001 - $0.86 per share	-	-	138,400	119,287	-	-	119,287
December 2001 - $0.71 per share	-	-	28,000	20,000	-	-	20,000
January 2002 - $1.39 per share	-	-	50,000	35,910	-	-	35,910
May through June 2002 - $0.25 per share	-	-	500,000	125,000	-	-	125,000
Common Stock issued for services
April 1991 - $0.10 per share	-	-	300,000	30,000	-	-	30,000

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit), continued

	Preferred Stock		Common Stock		Stock	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
January 1995 - $1.00 per share	-	-	100,000	100,000	-	-	100,000
May 1997 - $4.13 per share	-	-	14,000	57,750	-	-	57,750
June 1997 - $2.94 per share	-	-	5,000	14,690	-	-	14,690
December 1997 - $1.13 per share	-	-	6,000	6,750	-	-	6,750
October 1999 - $1.26 per share	-	-	50,000	63,147	-	-	63,147
August 2000 - $2.25 per share	-	-	268,000	603,000	-	-	603,000
May 2001 - $1.12 per share	-	-	3,000	3,360	-	-	3,360
Feb through March 2001 - $1.55 per share	-	-	350,000	542,500	-	-	542,500
October 2001 - $1.44 per share	-	-	150,000	216,000	-	-	216,000
February 2002 - $1.14 per share	-	-	25,000	28,500	-	-	28,500
Common Stock issued for financing transactions
November 2000 - $0.90 per share	-	-	50,000	45,000	-	-	45,000
December 2000 - $0.90 per share	-	-	10,000	9,000	-	-	9,000
January 2001 - $0.84 per share	-	-	30,000	25,320	-	-	25,320
June 2001 - $1.16 per share	-	-	120,000	139,200	-	-	139,200
Common Stock issued to satisfy liabilities
June 1991-$0.03 per share	-	-	2,700,000	78,101	-	-	78,101
Grant of stock rights
May 1994 - $0.50 per share	-	-	-	6,750	13,500	-	6,750
June 1995 - $3.00 per share	-	-	-	95,283	31,761	-	95,283
August 1995 - $5.00 per share	-	-	-	25,000	5,000	-	25,000
Stock rights exercised
May 1997	-	-	36,761	-	(36,761)	-	-
June 1997	-	-	13,500	-	(13,500)	-	-
Redemption and retirement of treasury stock
December 1991 - $0.49 per share	-	-	(5,000)	(2,425)	-	-	(2,425)
December 1992 - $0.49 per share	-	-	(1,856)	(900)	-	-	(900)
Correction for additional shares issued 1990-2002	-	-	68,973	-	-	-	-
Contributed capital - cash and settlement of liability, no shares issued, 1990-2002	-	-	-	5,762,419	-	-	5,762,419
Capital distribution of related party receivable, 1990-2002	-	-	-	(1,577,674)	-	-	(1,577,674)

Common Stock issued for cash
July 2002 - $0.20 per share	-	-	150,000	30,000	-	-	30,000
August 2002 - $0.26 per share	-	-	316,000	82,000	-	-	82,000
January 2003 - $0.32 per share	-	-	80,000	25,600	-	-	25,600
July through Sept 2002 - $0.39 per share	-	-	217,000	84,204	-	-	84,204
Oct through Dec 2002 - $0.33 per share	-	-	200,000	66,407	-	-	66,407
Jan through March 2003 - $0.26 per share	-	-	150,000	38,617	-	-	38,617

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit), continued

	Preferred Stock		Common Stock		Stock	Deficit Accumulated During Development	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Rights	Stage	(Deficit)
April through June 2003 - $0.24 per share	-	-	240,000	57,234	-	-	57,234
Stock issued for services
July 2002 - $0.50 per share	-	-	3,806	1,903	-	-	1,903
October 2002 - $0.45 per share	-	-	885,000	398,250	-	-	398,250
November 2002 - $0.35 per share	-	-	65,000	22,750	-	-	22,750
May 2003 - $0.15 per share	-	-	10,000	1,500	-	-	1,500
Shares issued as part of share value guarantee
Aug through May 2003	-	-	260,000	-	-	-	-
Contributed capital - no shares issued July through June 2003	-	-	-	39,682	-	-	39,682
Capital distribution of related party receivable- July through June 2003	-	-	-	(52,606)	-	-	(52,606)
Net loss for the period from September 26, 1986 through June 30, 2003	-	-	-	-	-	(9,915,224)	(9,915,224)
Balance - June 30, 2003	3,700,000	294,786	20,326,140	9,183,678	-	(9,915,224)	(436,760)

Stock issued for cash
August 2003- $0.50 per share	-	-	132,400	66,200	-	-	66,200
September 2003- $0.50 per share	-	-	148,000	73,000	-	-	73,000
December 2003- $0.25 per share	-	-	34,000	8,500	-	-	8,500
July through Sept 2003 - $0.72 per share	-	-	84,000	60,880	-	-	60,880
Oct through Dec 2003 - $0.34 per share	-	-	111,200	37,731	-	-	37,731
Jan through March 2004 - $0.36 per share	-	-	91,500	32,560	-	-	32,560
April through June 2004 - $0.38 per share	-	-	104,800	40,337	-	-	40,337
Contributed capital - no shares issued July through June 2004	-	-	-	98,204	-	-	98,204
Net income	-	-	-	-	-	443,183	443,183
Balance - June 30, 2004	3,700,000	294,786	21,032,040	9,601,090	-	(9,472,041)	423,835

Stock issued for cash
August 2004- $0.25 per share	-	-	132,000	32,546	-	-	32,546
July through Sept 2004 - $0.37 per share	-	-	103,050	38,165	-	-	38,165
Oct through Dec 2004 - $0.34 per share	-	-	233,200	79,201	-	-	79,201
Jan through March 2005 - $0.47 per share	-	-	225,000	106,701	-	-	106,701
April through June 2005 - $0.40 per share	-	-	170,500	66,279	-	-	66,279
Settlement of debt by conribution of common stock by the
company president	-	-		93,877	-		93,877
Net loss	-	-	-	-	-	(1,013,880)	(1,013,880)
Balance - June 30, 2005	3,700,000	$294,786	21,895,790	$10,017,859	$-	$(10,485,921)	$(173,276)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended June 30,		For the Period From Inception (September 26, 1986) Through
	2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,013,880)	$443,183	$(10,485,921)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,665	12,908	334,118
Stock based compensation	-	-	2,221,407
Forfeiture of deposits	-	-	236,803
Write down of inventory	16,945	-	16,945
Write off of equipment to research & development	23,900	-	23,900
Loss on disposal of equipment	-	-	17,359
Impairment of patents and abandonment of in-process rights to technology	-	13,394	356,632
Gain on sale of patents	-	(1,382,023)	(1,382,023)
Gain on settlement of debt	(6,123)	-	(6,123)
Changes in current assets and liabilities:
Prepaid sales commissions	-	(4,000)	(4,000)
Deposits from customers	-	40,000	40,000
Accounts payable	40,201	(46,298)	132,660
Related party payable	48,588	-	48,588
Accrued liabilities	(32,173)	48,773	254,599
Net Cash From Operating Activities	(903,877)	(874,063)	(8,195,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,783)	(67,168)	(327,859)
Purchase of rights to technology	(56,715)	(41,293)	(623,587)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	1,382,023	1,382,023
Net Cash From Investing Activities	(74,498)	1,273,562	(1,118,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	322,892	319,208	3,022,091
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (Increase) in bank overdraft	-	(28,441)	-
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(5,998)	(21,986)	(141,675)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	(19,948)	(68,741)
Net Cash From Financing Activities	316,894	248,833	9,354,758

NET INCREASE IN CASH	(661,481)	648,332	40,885
CASH AT BEGINNING OF PERIOD	702,366	54,034	-
CASH AT END OF PERIOD	$40,885	$702,366	$40,885

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Continued)

	For the Years Ended
	June 30,
	2005	2004

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convert equipment held for distribution, and deposits from related parties to contributed capital	$-	$98,204
Settlement of debt by contribution of common stock from Company President	$93,877	$-

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2005 the Company had $40,885 of cash available.  The Company has had no revenue and no operating income for the years ended June 30, 2005 and 2004, and net losses of $1,013,880 were incurred for the year ended June 30, 2005.  As of June 30, 2005 the Company’s losses accumulated from inception totaled $10,485,921.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2005 and 2004 was $15,325 and $9,568, respectively.

Patents - Patent costs are capitalized for legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

During the years ended June 30, 2005 and 2004, the Company abandoned the pursuit of certain patents. These patents had capitalized costs of $0 and $13,394, respectively, and were written off to research and development expense.  At June 30, 2005 the Company had capitalized patents subject to amortization of $48,945 net of $7,834 in accumulated amortization.  Amortization expense was $3,340 for both of the years ended June 30, 2005 and 2004, respectively.  Amortization expense is expected to be $3,340 per year for the next five years. Also at June 30, 2005 the Company had capitalized $124,721 of in-process patents that were not subject to amortization. All patent costs were assessed for impairment based on their estimated future cash flows and none were determined to have occurred during the years ended June 30, 2005, and 2004, respectively.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

Revenue Recognition - Sales are recognized upon delivery by the Company and acceptance of the product by the customer.

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

For the Years Ended June 30,	2005	2004

Net income (loss), as reported	$(1,013,880)	$443,183
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,595,209)	(1,628,490)
Pro forma net loss	$(10,609,089)	$(1,185,307)

Basic and diluted income (loss) per share, as reported	$(0.05)	$0.02
Basic and diluted loss per share, pro forma	$(0.48)	$(0.06)

See Note 8 for additional disclosure regarding the Company’s stock options.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $977 and $6,216 for the years ended June 30, 2005 and 2004, respectively.

Research and Development - Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Automated Fingerprint Identification Machine technology, the Digital Wave Modulation technology, the Self Checkout technology, the Steam Turbine technology, the Solar Power Plant technology and other various projects. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $471,189 and $298,121 for the fiscal years ended June 30, 2005 and 2004, respectively.

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

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

NOTE 2 - BASIC AND DILUTED INCOME (LOSS) PER SHARE

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

For the Years Ended June 30,	2005	2004

Loss before extraordinary gain	$(1,013,880)	$(938,840)
Extraordinary gain	-	1,382,023
	$(1,013,880)	$443,183

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,216,923	20,773,724

Basic and Diluted Income (Loss) Per
Share Loss before extraordinary gain	$(0.05)	$(0.05)
Extraordinary gain	$-	$0.07
Net Income (Loss)	$(0.05)	$0.02

For the years ended June 30, 2005 and 2004, the Company had 101,900,000 and 101,900,000 potentially issuable shares, respectively, that were excluded from the calculation of diluted income (loss) per share due to their anti-dilutive effects.

NOTE 3 - RELATED PARTY TRANSACTIONS

Rent - During 2003, the Company commenced leasing its office and research and development space on a month-to-month basis from Mr. Neldon Johnson, the Company president and majority shareholder.  Also during 2003, the Company placed 1,000,000 shares of common stock in one of the three escrow accounts to be sold (Note 7), the proceeds of which are used to pay Mr. Johnson’s mortgage on the leased facilities.  During the year ended June 30, 2005, 219,200 shares of stock were sold for proceeds of $89,397.  At June 30, 2005 there were 557,800 shares remaining in this escrow account.  In March 2004, the Company began paying an additional $2,500 a month in rent. The lease is classified as an operating lease. During the years ended June 30, 2005 and 2004 the Company recorded $149,998 and $104,502 in rent expense under this operating lease.

NOTE 4 - PURCHASE OF RIGHTS TO TECHNOLOGY

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
June 30, 2005 and 2004

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

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005	-	5,000,000 shares
January 1, 2006	-	5,000,000 shares
January 1, 2007	-	5,000,000 shares
January 1, 2008	-	10,000,000 shares
January 1, 2009	-	10,000,000 shares
January 1, 2010	-	65,000,000 shares

As of June 30, 2005, the Company does not have sufficient common shares authorized to satisfy this agreement.  Until the Company amends its articles of incorporation to increase the number of common shares, none of the warrants can be exercised.

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 2005, consisted of the following:

Note payable to a financing company; non-interest bearing; secured by an automobile; due November 2005	$2,069

Less: Current portion	(2,069)

Net Long-Term Debt	$-

NOTE 6 - PREFERRED STOCK

Series A Preferred Stock - The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements, and has liquidation preferences equivalent to the common shares. Each preferred share is entitled to the voting rights of ten common shares.  At June 30, 2005 and 2004, there were 3,400,000 Series A Preferred shares issued and outstanding.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

Series B Preferred Stock - The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares, and each preferred share is entitled to the voting rights of ten common shares.

Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  The Series B Preferred stock was issued to employees for services and has been accounted for as the issuance of stock options.  At June 30, 2005 and 2004, there were 300,000, series B Preferred shares issued and outstanding.

NOTE 7 - COMMON STOCK

Common Stock Issued for Cash— At July 1, 2003, the Company had 4,193,000 shares of common stock in three separate escrow accounts to be sold. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2005, 731,750 shares were sold for proceeds of $290,346 at prices ranging from $0.31 to $0.67 per share.  The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2005, there was a balance of 3,069,750 shares left in escrow.  These shares are not accounted for as issued or outstanding common shares.

During the year ended June 30, 2005, the Company issued 132,000 shares of common stock to an individual in exchange for $32,546 in cash for $0.25 per share.  During the year ended June 30, 2004, the Company issued 314,400 shares of common stock to individuals in exchange for $147,700 in cash at prices ranging from $0.25 to $0.50 per share.

NOTE 8 - STOCK OPTIONS/ WARRANTS

Outstanding Stock Options - As discussed in Note 4, the Company issued 100,000,000 warrants for services to an officer during 2004.  The warrants have an exercise price of $0.40 per share, which was in excess of the fair market value of the common stock on the measurement date.  These options vest through January 2010.

A summary of the stock options and warrants issued is as follows:

Options and Warrants	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2003	1,600,000	$3.00
Issued	100,000,000	0.40
Outstanding at June 30, 2004	101,600,000	0.44
Issued	-	-
Outstanding at June 30, 2005	101,600,000	$0.44

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

The following table summarizes information about stock options and warrants outstanding at June 30, 2005:

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	June 30, 2005	Life	Price	June 30, 2005	Price

$3.00	1,600,000	5.15	$3.00	1,100,000	$3.00
$0.40	100,000,000	29.3 years	$0.40	5,000,000	$0.40

NOTE 9 - DEPOSITS FROM RELATED PARTIES

During the year ended June 30, 2003, RLN LLC (“RLN”) and Cobblestone LLC (“Cobblestone”), which are related parties due to common ownership, paid the Company deposits of $74,400 and $150,000, respectively, in exchange for the Company agreeing to purchase and provide RLN and Cobblestone equipment and the Company’s automated self-service restaurant technology.  During September 2003, the Company delivered equipment to Cobblestone, which costs $51,796, and offset the cost of equipment against the deposit.  The remaining balance of the deposit of $98,204 was recognized as contributed capital without the issuance of additional shares during the year ended June 30, 2004.  The remaining $74,400 deposit from RLN is shown as current liabilities at June 30, 2005.

NOTE 10 - DEPOSITS FROM CUSTOMERS

During the year ended June 30, 2004, the Company received $130,000 in deposits from unrelated individuals to purchase equipment using the Company’s automated self-service restaurant technology.  As of September 30, 2004, these customers had requested that the deposits related to the purchase of automated self-service restaurant technology be refunded.  By June 30, 2005, $30,000 of the deposits had been refunded in cash and the Company’s president agreed to give 204,081 of his personal shares valued at $93,877 or $0.46 per share for full settlement of $100,000 of deposits. As the shares given for settlement were the president’s personal shares, the Company recorded the fair value of the shares as contributed capital and the difference of $6,123 recorded as gain on forgiveness of debt. The Company also received $40,000 in deposits from an individual towards the purchase and installation of a solar thermal energy power plant.

NOTE 11 - INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2005 and 2004.  The components of the net deferred tax asset for the years ended June 30, 2005 and 2004 are as follows:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

For the Years Ended June 30,	2005	2004

Operating loss carryforwards	$1,521,237	$1,141,844
Accumulated depreciation/amortization	2,283	4,713

Net Deferred Tax Assets Before Valuation Allowance	1,523,520	1,146,557

Less: Valuation Allowance	(1,523,520)	(1,146,557)

Net Deferred Tax Asset	$-	$-

At June 30, 2005, the Company has operating loss carryforwards of $3,125,909 that, if unused, begin to expire June 30, 2011.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2005 and 2004:

For the Years Ended June 30,	2005	2004
Income tax provision (benefit) at statutory rate (34%)	$(344,719)	$150,682
Deferred tax valuation allowance change	376,963	(158,886)
Non-deduductible expenses/taxable income	1,214	(6,421)
State taxes net of federal provision (benefit)	(33,458)	14,625

Provision for Income Taxes	$-	$-

NOTE 12 - LEGAL CONTINGENCIES

Legal Contingencies— On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the period ended June 30, 2004, the Company paid $100,000 under a settlement agreement with the SEC.

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

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

The Company was notified of two claims related to deposits for equipment and the Company’s automated self-service restaurant technology.  The claims request that $130,000 of deposits be refunded and that liquidating damages be paid.  As discussed in Note 10, these claims were settled with $30,000 of the deposits being refunded in cash and the Company’s president agreeing to give 204,081 of his personal shares valued at $93,877 or $0.46 per share for full settlement of $100,000 of deposits.

Payroll Tax Contingency—The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  As of June 30, 2005, the remaining delinquent balance assessed by the federal and state agencies, including penalties and interest, was approximately $100,000.  As of June 30, 2005 current and delinquent payroll taxes totaled $154,600.