Form 10QSB
period 2005-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2005-11-21
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005

Commission File Number  33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

UTAH	87-0447580
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

326 North Sr. 198 ,
Salem, Utah   84653
(Address of principal executive offices)

Registrant's telephone number including area code    (801) 423-8132

Not Applicable
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of September 30, 2005 Registrant had 26,065,540 shares of common stock, no par value per share, which includes 2,347,250 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No   ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Balance Sheets

ASSETS
	September 30,	June 30,
	2005	2005
CURRENT ASSETS

Cash	$323,548	$40,885
Prepaid sales commissions	4,000	4,000

Total Current Assets	327,548	44,885

Property and Equipment, net of $90,161 and $86,170 accumulated depreciation, respectively	45,261	60,491
Patents, net of $8,669 and $7,834 accumulated amortization, respectively	174,187	173,666

TOTAL ASSETS	$546,996	$279,042

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$48,187	$132,661
Accrued payroll taxes	155,073	154,600
Related party payable	193,808	48,588
Deposits from customers	40,000	40,000
Deposits from related parties	74,400	74,400
Notes payable-current portion	1,519	2,069

Total Current Liabilities	512,987	452,318

TOTAL LIABILITIES	512,987	452,318

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 23,718,290 and 21,895,790 shares issued and outstanding, net 2,347,250 and 3,069,750 shares held in escrow account, respectively	11,052,677	10,017,859
Deficit accumulated during the development stage	(11,313,454)	(10,485,921)

Total Stockholders' Equity (Deficit)	34,009	(173,276)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$546,996	$279,042

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	For the Three Months Ended September 30,		For the Period From Inception (September 26, 1986) Through September 30,
	2005	2004	2005
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	753,796	171,637	6,904,516
Research and development	73,737	103,536	4,977,651
Impairment of patents	-	-	110,082
License fees	-	-	270,634
Total Operating Expenses	827,533	275,173	12,262,883

LOSS FROM OPERATIONS	(827,533)	(275,173)	(12,434,367)

OTHER INCOME (EXPENSES)
Loss on disposal of property and equipment	-	-	(17,359)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Other	-	-	(29,392)
Total Other Income (Expenses)	-	-	(261,110)

LOSS BEFORE EXTRAORDINARY GAIN	(827,533)	(275,173)	(12,695,477)

Extraordinary Gain on Sale of Patents	-	-	1,382,023

NET INCOME (LOSS)	$(827,533)	$(275,173)	$(11,313,454)

Basic and Diluted Income (Loss) Per Share
Loss before extraordinary gain	$(0.04)	$(0.01)
Extraordinary gain	-	-
Net Income (Loss) Applicable to Common Shareholders	$(0.04)	$(0.01)

Weighted Shares Used in Per Share Calculation	22,275,201	24,558,136

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Three Months		(September 26, 1986)
	Ended September 30,		Through
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(827,533)	$(275,173)	$(11,313,454)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,828	4,564	338,946
Stock based compensation	627,000	-	2,848,407
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,359
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Changes in current assets and liabilities:
Prepaid sales commissions	-	-	(4,000)
Deposits from customers	-	-	40,000
Accounts payable	(84,474)	(10,725)	48,186
Related party payable	-	-	48,588
Accrued liabilities	473	903	255,072
Net Cash From Operating Activities	(279,706)	(280,431)	(8,474,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(327,859)
Proceeds from sale of property and equipment	11,237	-	11,237
Purchase of rights to technology	(1,356)	(3,506)	(624,943)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	9,881	(3,506)	(1,108,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	407,818	70,710	3,429,909
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (Increase) in bank overdraft	-	-	-
Proceeds from net borrowings from related party	145,220	-	223,321
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(550)	(1,608)	(142,225)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	552,488	69,102	9,907,246

NET INCREASE IN CASH	282,663	(214,835)	323,548
CASH AT BEGINNING OF PERIOD	40,885	702,366	-
CASH AT END OF PERIOD	$323,548	$487,531	$323,548

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2005

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB as of June 30, 2005. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2006.

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

NOTE 2 - BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the three-month period ended September 30, 2005, and incurred a net loss of $827,533 for the three-month period ended September 30, 2005. As of September 30, 2005, the Company’s losses accumulated from inception totaled $11,313,454. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

NOTE 3 - STOCK BASED COMPENSATION

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

No compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three months ended September 30, 2005 and 2004:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2005

	Three Months Ended
	September 30,
	2005	2004

Net loss, as reported	$(827,533)	$(275,173)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(2,038,792)	(2,787,812)
Pro forma net loss	$(2,866,325)	$(3,062,985)

Basic and diluted loss per common share as reported	$(0.04)	$(0.01)

Basic and diluted loss per common share pro forma	$(0.13)	$(0.12)

NOTE 4 - LEGAL CONTINGENCIES

Legal Contingencies— On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The Company reached a settlement agreement with the SEC in the amount of $50,000, which has been finalized, paid and signed by the Court as of January 2005.

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

Payroll Tax Contingency—The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  As of September 30, 2005, the remaining delinquent balance assessed by the federal and state agencies, including penalties and interest, was approximately $100,000.  As of September 30, 2005 current and delinquent payroll taxes totaled approximately $155,000.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2005

NOTE 5-STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2005 the Company had a total of 3,069,750 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2005, the Company issued 722,500 shares of common stock to individuals in exchange for $407,818 in cash at prices between $0.27 and $0.83 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At September 30, 2005, there was a balance of 2,347,250 shares left in escrow and a cash balance in escrow of $300,230.

Common Stock Issued for Cash— During the three months ended September 30, 2005, the Company issued 1,100,000 shares of common stock to individuals in exchange for services performed. The shares were valued at $627,000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, total current assets were $327,548 and total assets were $546,996 compared to total current assets $44,885 and total assets $279,042 as of June 30, 2005.

As of September 30, 2005, Registrant had total liabilities of $512,987 and shareholders' equity of $34,009 as compared to total liabilities of $452,318 and shareholders' deficit of $(173,276) as of June 30, 2005. The deficit accumulated during the development stage was $11,313,454 as of September 30, 2005, compared to $10,485,921 as of June 30, 2005. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of September 30, 2005, the ratio of current assets to current liabilities was approximately 0.64 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in September 2005. The following is a schedule by year of the payments on these contractual obligations.

Payments Due By Period

Contractual Obligations	Total	Less Than One Year	One To Three Years
Long-term debt	$ 1,519	$1,519	$0

Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue operations. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and ultimately to attain successful operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004.

For the quarter ended September 30, 2005 the Registrant had no revenue and no cost of sales as compared to 2004, registrant had no revenues or cost of sales. For the quarter ended September 30, 2005, registrant had total operating expenses of $827,533 compared to expenses of $275,173 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $827,533 compared to a net loss of $275,173 for the same quarter a year earlier. For the quarter, the net loss per share was $0.04 compared to a net loss of $0.01 for the same quarter a year earlier. For the quarter ended September 30, 2005, general and administrative expenses were $753,796 compared to $171,637 and research development expenses were $73,737 compared to $103,536 a year earlier. The increase in net loss is primarily due an increase in general and administrative expenses secondary to stock based compensation.

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

ITEM 2. CHANGES IN SECURITIES

During the year ended June 30, 2005, the Company had, for purposes of selling, 3,069,750 shares of common stock in escrow with three entities. Proceeds of the stock sales from the escrow accounts are placed in separate escrow accounts to be used at the Company's and the trustees discretion. At September 30, 2005, there was a balance of 2,347,250 shares left in escrow and a cash balance of $300,230. During the three months ended September 30, 2005, the company issued 722,500 shares in exchange for proceeds of $407,818 at prices ranging from $0.27 to $0.83 per share. These proceeds were used for professional expenses, operating expenses, and accrued liabilities.

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

Date: November 21, 2005

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer