Form 10QSB/A
period 2005-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-02-21
CIK 820380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE:

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005 (as originally filed on May 23, 2005, the “Original Report”), to correct a misstatement in the footnotes.

As previously reported, on September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. Under a preliminary settlement agreement with the SEC, the Company placed $100,000 in escrow pending final settlement. In January 2005, the settlement was finalized with a $50,000 cash payment made from the escrow account to the SEC. The remaining $50,000 was returned to the Company. We are filing this amendment to correct Note 4 to the financial statements to indicate that $50,000 was paid to the SEC as a settlement of this matter.

This Form 10-QSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.  The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

NOTE 4-CONTINGENCIES AND COMMITMENTS

Legal Contingencies— On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC is seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the nine months ended March 30, 2005, the Company settled this action by paying $50,000 under a settlement agreement with the SEC.

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

NOTE 5-STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2004 the Company had a total of 3,801,500 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustees discretion. During the nine months ended March 31, 2005, the Company issued 561,250 shares of common stock to individuals in exchange for $223,455 in cash at prices between $0.30 and $0.67 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At March 31, 2005, there was a balance of 3,240,250 shares left in escrow and a cash balance in escrow of $49,275.

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

Date: February 21, 2006

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer