Form 10KSB/A
period 2005-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-02-21
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE:

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB/A for the year ended June 30, 2005 (as originally filed on October 13, 2005, the “Original Report”), to record the issuance of 1,100,000 shares of common stock.

The Accompanying financial statements for the year ended June 30, 2005 have been restated to include the issuance of 1,100,000 shares of common stock to certain employees as compensation. The common stock had a fair value on the date of issuance of $429,000 which was recorded as compensation expense. This issuance of common stock was originally recorded during the three months ended September 30, 2005.

With respect to the balance sheet as of June 30, 2005, this restatement resulted in:
•	an increase in common stock of $429,000,
•	an increase in the deficit accumulated during the development stage of $429,000,
•	an increase in shares issued and outstanding of 1,100,000

With respect to the statement of operations for the year ended June 30, 2005, this restatement resulted in:
•	an increase in general and administrative expense of $429,000,
•	an increase in net loss of $429,000
•	an increase in basic and diluted loss per share of $(0.02)

This Form 10-KSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-KSB/A to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.  The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

iii

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

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2005 and 2004, research and development expenses were $471,189 and $298,121, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur.  The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

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

ITEM 3. LEGAL PROCEEDINGS

On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company's employees regarding new technology developed by the Company. The Company reached a settlement agreement with the SEC in the amount of $50,000 which has been finalized, paid, and signed by the Court as of January 2005.

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

As of June 30, 2005, Registrant had 26,065,540 issued and outstanding of which 3,069,750 were held in an escrow account. Of these shares approximately 16,432,202 shares were free trading shares.  There were approximately 20,978,216 shares of common stock held by non-affiliates of that amount approximately 9,612,938 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.  As of June 30, 2005, at least 100 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years.  At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

Results of Operations Fiscal year ended June 30, 2005

Operations during the year ended June 30, 2005, pertained to research and development and other activities.  Research and development expenses were $471,189 increasing by $173,068. General and administrative expenses increased from $540,719 to $960,869 during fiscal 2005.  The increase in research and development expenses are attributed mostly to the solar thermal and bladeless turbine developments. The increases in General and administrative expense mainly attributable to the issuance of 1,100,000 shares of common stock to certain employees as compensation with a fair value of $429,000.

For fiscal year 2005, total revenue was $0; cost of sales was $16,945 representing the writeoff of equipment held for distribution; operating expenses were $1,432,058 and other income (expense) was $6,123 resulting in a net loss of $1,442,880. Net loss increased by $1,886,063. The majority of this difference can be attributed to the sale of certain company patents the previous year and the issuance of common stock as compensation during 2005. For fiscal 2005 the loss per share was $(0.07) compared to an income of $0.02 for the same period a year earlier.

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

During June 2005, the Company issued 1,100,000 shares of common stock to certain employees as compensation. The shares had a fair value of $429,000 or $0.39 per share.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: February 21, 2006

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: February 21, 2006

/s/ Randale P. Johnson
RANDALE P. JOHNSON
Title: Director

Date: February 21, 2006

/s/ LaGrand T. Johnson
LAGRAND T. JOHNSON
Title: Director

Date: February 21, 2006

/s/ Christopher J. Taylor
CHRISTOPHER J. TAYLOR
Title: Director

Date: February 21, 2006

/s/ S. Curtis Snow
S. CURTIS SNOW
Title: Director

Date: February 21, 2006

/s/ Bruce Barrett
BRUCE BARRETT
Title: Director

Date: February 21, 2006

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of June 30, 2005 and 2004	F-2

Statements of Operations for the Years Ended June 30, 2005 and 2004 and for the Period from September 26, 1986 (Date of Inception) through June 30, 2005	F-3

Statements of Stockholders= Equity (Deficit) for the Period from September 26, 1986 (Date of Inception) through June 30, 2003, and for the Years Ended June 30, 2004 and 2005	F-4

Statements of Cash Flows for the Years Ended June 30, 2005 and 2004 and for the Period from September 26, 1986 (Date of Inception) through June 30, 2005	F-7

Notes to the Financial Statements	F-9

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
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

As discussed in Note 1, the accompanying 2005 financial statements have been restated to reflect the issuance of 1,100,000 shares of common stock during the year ended June 30, 2005.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
September 28, 2005, except for
Note 1-restatement, as to which the date is
February 20, 2006

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,
	2005	2004
CURRENT ASSETS	(Restated)

Cash	$40,885	$702,366
Prepaid sales commissions	4,000	4,000
Equipment held for distribution	-	16,945

Total Current Assets	44,885	723,311

Property and Equipment, net of $86,170 and $70,845 accumulated depreciation, respectively	60,491	81,932
Patents, net of $7,834 and $4,494 accumulated amortization, respectively	173,666	120,291

TOTAL ASSETS	$279,042	$925,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$132,661	$92,460
Accrued payroll taxes	154,600	156,772
Related party payable	48,588	-
Deposits from customers	40,000	170,000
Deposits from related parties	74,400	74,400
Notes payable-current portion	2,069	5,588

Total Current Liabilities	452,318	499,220

Net Long-Term Liabilities - Notes payable	-	2,479

TOTAL LIABILITIES	452,318	501,699

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 22,995,790 and 21,032,040 shares issued and outstanding, net 3,069,750 and 3,801,500 shares held in escrow account, respectively	10,446,859	9,601,090
Deficit accumulated during the development stage	(10,914,921)	(9,472,041)

Total Stockholders' Equity (Deficit)	(173,276)	423,835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$279,042	$925,534

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			From Inception
	For the Years Ended		(September 26, 1986)
	June 30,		Through
	2005	2004	June 30, 2005
	(Restated)		(Restated)
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue	-	-	143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	16,945	-	233,131
Total Costs of Sales	16,945	-	315,058

GROSS LOSS	(16,945)	-	(171,484)

OPERATING EXPENSES
General and administrative	960,869	540,719	6,579,720
Research and development	471,189	298,121	4,903,914
Impairment of patents	-	-	110,082
License fees	-	100,000	270,634
Total Operating Expenses	1,432,058	938,840	11,864,350

LOSS FROM OPERATIONS	(1,449,003)	(938,840)	(12,035,834)

OTHER INCOME (EXPENSES)
Loss on disposal of property and equipment	-	-	(17,359)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Other	6,123	-	(29,392)
Total Other Income (Expenses)	6,123	-	(261,110)

LOSS BEFORE EXTRAORDINARY GAIN	(1,442,880)	(938,840)	(12,296,944)

Extraordinary Gain on Sale of Patents	-	1,382,023	1,382,023

NET INCOME (LOSS)	$(1,442,880)	$443,183	$(10,914,921)

Basic and Diluted Income (Loss) Per Share
Loss before extraordinary gain	$(0.07)	$(0.05)
Extraordinary gain	-	0.07
Net Income (Loss) Applicable to
Common Shareholders	$(0.07)	$0.02

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated	Total
						During	Stockholder's
	Preferred Stock		Common Stock		Stock	Development	Equity
	Shares	Amount	Shares	Amount	Rights	Stage	(Deficit)

Balance - September 30, 1986 (Date of Inception)	-	$-	-	$-	$-	$-	-
Stock issued for cash
September 1986 - $0.002 per share	-	-	5,100,000	11,546	-	-	11,546
September 1988 (net of $38,702 offering costs) - $0.32 per share	-	-	213,065	67,964	-	-	67,964
December 1988 (net of $6,059 offering costs) - $0.32 per share	-	-	33,358	10,641	-	-	10,641
March 1989 (net of $4,944 offering costs) - $0.32 per share	-	-	27,216	8,681	-	-	8,681
June 1989 (net of $6,804 offering costs) - $0.32 per share	-	-	37,461	11,950	-	-	11,950
Stock issued for services
September 1986 - $0.002 per share	-	-	300,000	679	-	-	679
June 1989 - $0.32 per share	-	-	5,000	1,595	-	-	1,595

Class A Preferred and Common Stock issued for technology 1990-1996-$0.02 per share	1,000,000	292,786	6,000,000	175,672	-	-	468,458
Class A Preferred Stock issued for services
July 2000 - $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
August 2000 - $0.00 per share	400,000	-	-	-	-	-	-
Class B Preferred stock issued for services
August 2000 - $0.00 per share	300,000	-	-	-	-	-	-
Common Stock issued for cash
January 1994 - $0.40 per share	-	-	59,856	23,942	-	-	23,942
May 1994 - $0.20 per share	-	-	137,500	27,500	-	-	27,500
January 1996 (net of $24,387 offering costs) - $3.86 per share	-	-	179,500	693,613	-	-	693,613
November 1997 - $1.43 per share	-	-	35,000	50,000	-	-	50,000
May 1998 - $1.20 per share	-	-	250,000	300,000	-	-	300,000
October 1999 - $2.00 per share	-	-	50,000	100,000	-	-	100,000
September 2000 - $1.67 per share	-	-	11,500	19,236	-	-	19,236
Oct through Dec 2000 - $1.03 per share	-	-	140,100	144,546	-	-	144,546
Jan through March 2001 - $1.30 per share	-	-	39,900	51,920	-	-	51,920
April through June 2001 - $0.98 per share	-	-	120,100	117,684	-	-	117,684
July through Dec 2001 - $0.86 per share	-	-	138,400	119,287	-	-	119,287
December 2001 - $0.71 per share	-	-	28,000	20,000	-	-	20,000
January 2002 - $1.39 per share	-	-	50,000	35,910	-	-	35,910
May through June 2002 - $0.25 per share	-	-	500,000	125,000	-	-	125,000
Common Stock issued for services
April 1991 - $0.10 per share	-	-	300,000	30,000	-	-	30,000

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

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit), continued
(Restated)

						Deficit
						Accumulated	Total
						During	Stockholder's
	Preferred Stock		Common Stock		Stock	Development	Equity
	Shares	Amount	Shares	Amount	Rights	Stage	(Deficit)
April through June 2003 - $0.24 per share	-	-	240,000	57,234	-	-	57,234
Stock issued for services
July 2002 - $0.50 per share	-	-	3,806	1,903	-	-	1,903
October 2002 - $0.45 per share	-	-	885,000	398,250	-	-	398,250
November 2002 - $0.35 per share	-	-	65,000	22,750	-	-	22,750
May 2003 - $0.15 per share	-	-	10,000	1,500	-	-	1,500
Shares issued as part of share value guarantee
Aug through May 2003	-	-	260,000	-	-	-	-
Contributed capital - no shares issued
July through June 2003	-	-	-	39,682	-	-	39,682
Capital distribution of related party receivable- July through June 2003	-	-	-	(52,606)	-	-	(52,606)
Net loss for the period from September 26, 1986 through June 30, 2003	-	-	-	-	-	(9,915,224)	(9,915,224)
Balance - June 30, 2003	3,700,000	294,786	20,326,140	9,183,678	-	(9,915,224)	(436,760)

Stock issued for cash
August 2003- $0.50 per share	-	-	132,400	66,200	-	-	66,200
September 2003- $0.50 per share	-	-	148,000	73,000	-	-	73,000
December 2003- $0.25 per share	-	-	34,000	8,500	-	-	8,500
July through Sept 2003 - $0.72 per share	-	-	84,000	60,880	-	-	60,880
Oct through Dec 2003 - $0.34 per share	-	-	111,200	37,731	-	-	37,731
Jan through March 2004 - $0.36 per share	-	-	91,500	32,560	-	-	32,560
April through June 2004 - $0.38 per share	-	-	104,800	40,337	-	-	40,337
Contributed capital - no shares issued
July through June 2004	-	-	-	98,204	-	-	98,204
Net income	-	-	-	-	-	443,183	443,183
Balance - June 30, 2004	3,700,000	294,786	21,032,040	9,601,090	-	(9,472,041)	423,835

Stock issued for cash
August 2004- $0.25 per share	-	-	132,000	32,546	-	-	32,546
July through Sept 2004 - $0.37 per share	-	-	103,050	38,165	-	-	38,165
Oct through Dec 2004 - $0.34 per share	-	-	233,200	79,201	-	-	79,201
Jan through March 2005 - $0.47 per share	-	-	225,000	106,701	-	-	106,701
April through June 2005 - $0.40 per share	-	-	170,500	66,279	-	-	66,279
Stock issued for services (Restated)	-	-	1,100,000	429,000	-	-	429,000
Settlement of debt by contribution of common stock by the Company President	-	-		93,877	-		93,877
Net loss (Restated)	-	-	-	-	-	(1,442,880)	(1,442,880)
Balance - June 30, 2005 (Restated)	3,700,000	$294,786	22,995,790	$10,446,859	$-	$(10,914,921)	$(173,276)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2005	2004	June 30, 2005
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,442,880)	$443,183	$(10,914,921)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,665	12,908	334,118
Stock based compensation	429,000	-	2,650,407
Forfeiture of deposits	-	-	236,803
Write down of inventory	16,945	-	16,945
Write off of equipment to research & development	23,900	-	23,900
Loss on disposal of equipment	-	-	17,359
Impairment of patents and abandonment of in-process rights to technology	-	13,394	356,632
Gain on sale of patents	-	(1,382,023)	(1,382,023)
Gain on settlement of debt	(6,123)	-	(6,123)
Changes in current assets and liabilities:
Prepaid sales commissions	-	(4,000)	(4,000)
Deposits from customers	-	40,000	40,000
Accounts payable	40,201	(46,298)	132,660
Related party payable	48,588	-	48,588
Accrued liabilities	(32,173)	48,773	254,599
Net Cash From Operating Activities	(903,877)	(874,063)	(8,195,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,783)	(67,168)	(327,859)
Purchase of rights to technology	(56,715)	(41,293)	(623,587)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	1,382,023	1,382,023
Net Cash From Investing Activities	(74,498)	1,273,562	(1,118,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	322,892	319,208	3,022,091
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (Increase) in bank overdraft	-	(28,441)	-
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(5,998)	(21,986)	(141,675)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	(19,948)	(68,741)
Net Cash From Financing Activities	316,894	248,833	9,354,758

NET CHANGE IN CASH	(661,481)	648,332	40,885
CASH AT BEGINNING OF PERIOD	702,366	54,034	-
CASH AT END OF PERIOD	$40,885	$702,366	$40,885

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
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement - The accompanying financial statements for the year ended June 30, 2005 have been restated to include the issuance of 1,100,000 shares of common stock to certain employees as compensation. The common stock had a fair value on the date of issuance of $429,000 which was recorded as compensation expense. This issuance of common stock was originally recorded during the three months ended September 30, 2005.  Common stock outstanding at June 30, 2005 was previously reported to be 21,895,790 shares, this has been restated to be 22,995,790 shares outstanding.

The following table summarizes the effects of this restatement on the 2005 financial statements:

	As previously	Effect of
June 30, 2005	Reported	Restatement	As Restated
Common stock	$10,017,859	$429,000	$10,446,859
Accumulated deficit	(10,485,921)	(429,000)	(10,914,921)

For the Year Ended June 30, 2005
General and adminisrative expense	$531,869	$429,000	960,869
Net loss	(1,013,880)	(429,000)	(1,442,880)
Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.07)

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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2005 the Company had $40,885 of cash available.  The Company has had no revenue and no operating income for the years ended June 30, 2005 and 2004, and net losses of $1,442,880 were incurred for the year ended June 30, 2005.  As of June 30, 2005 the Company’s losses accumulated from inception totaled $10,914,921. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

For the Years Ended June 30,	2005	2004

Net income (loss), as reported	$(1,442,880)	$443,183
Deduct:
Compensation expense related to issuance of common stock to employees	429,000	-
Total stock-based employee compensation expense determined under fair value based method for all awards	(9,595,209)	(1,628,490)
Add:
Compensation expense related to issuance of common stock to employees	(429,000)	-
Pro forma net loss	$(11,038,089)	$(1,185,307)

Basic and diluted income (loss) per share, as reported	$(0.06)	$0.02
Basic and diluted loss per share, pro forma	$(0.48)	$(0.06)

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

For the Years Ended June 30,	2005	2004

Loss before extraordinary gain	$(1,442,880)	$(938,840)
Extraordinary gain	-	1,382,023
	$(1,442,880)	$443,183

Basic and Diluted Weighted-Average Common Shares Outstanding	21,244,047	20,773,724

Basic and Diluted Income (Loss) Per Share Loss before extraordinary gain	$(0.07)	$(0.05)
Extraordinary gain	$-	$0.07
Net Income (Loss)	$(0.07)	$0.02

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

Common Stock Issued for Services -- On June 24, 2005, the Company issued 1,100,000 shares of common stock to certain employees for services performed. The Common stock had a fair value of $429,000 or $0.39 per share which was the market value of the common stock on the date of issuance.

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

A summary of the stock options and warrants issued is as follows:

		Weighted
		Average
		Exercise
Options and Warrants	Shares	Price

Outstanding at June 30, 2003	1,600,000	$3.00
Issued	100,000,000	0.40
Outstanding at June 30, 2004	101,600,000	0.44
Issued	-	-
Outstanding at June 30, 2005	101,600,000	$0.44

The following table summarizes information about stock options and warrants outstanding at June 30, 2005:

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	June 30, 2005	Life	Price	June 30, 2005	Price

$3.00	1,600,000	5.15	$3.00	1,100,000	$3.00
$0.40	100,000,000	29.3 years	$0.40	5,000,000	$0.40

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

NOTE 11 - INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2005 and 2004.  The components of the net deferred tax asset for the years ended June 30, 2005 and 2004 are as follows:

For the Years Ended June 30,	2005	2004

Operating loss carryforwards	$1,681,254	$1,141,844
Accumulated depreciation/amortization	2,283	4,713

Net Deferred Tax Assets Before Valuation Allowance	1,683,537	1,146,557

Less: Valuation Allowance	(1,683,537)	(1,146,557)

Net Deferred Tax Asset	$-	$-

At June 30, 2005, the Company has operating loss carryforwards of $4,507,383 that, if unused, begin to expire June 30, 2011.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2005 and 2004:

For the Years Ended June 30,	2005	2004
Income tax provision (benefit) at statutory rate (34%)	$(490,579)	$150,682
Deferred tax valuation allowance change	536,980	(158,886)
Non-deduductible expenses/taxable income	1,214	(6,421)
State taxes net of federal provision (benefit)	(47,615)	14,625

Provision for Income Taxes	$-	$-

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2005 and 2004

NOTE 12 - LEGAL CONTINGENCIES

Legal Contingencies— On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC was seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the year ended June 30, 2005, the Company settled this action by paying $50,000 under a settlement agreement with the SEC.

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