Form 10QSB/A
period 2005-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-02-21
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE:

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the three months ended September 30, 2005 (as originally filed on November 21, 2005, the “Original Report”), to record the issuance of 50,000 shares of common stock and to move the recording of 1,100,000 shares of common stock back to the year ended June 30, 2005.

The financial statements for the year ended June 30, 2005 have been restated to include the issuance of 1,100,000 shares of common stock to certain employees as compensation. The common stock had a fair value on the date of issuance of $429,000 which was recorded as compensation expense. This issuance of common stock was originally recorded during the three months ended September 30, 2005. The accompanying financial statements have been restated to move the 1,100,000 shares from the three months ended September 30, 2005 back to the year ended June 30, 2005.

The accompanying financial statements have also been restated to record the issuance of 50,000 shares of common stock to consultants for services rendered. The 50,000 shares of common stock had a fair value on the date of issuance of $15,000 or $0.30 per share and was recorded as consulting expense.

With respect to the balance sheet as of September 30, 2005, this restatement resulted in:
•	a decrease in common stock of $183,000,
•	a decrease in the deficit accumulated during the development stage of $183,000,
•	an increase in shares issued and outstanding of 50,000

With respect to the statement of operations for the year ended September 30, 2005, this restatement resulted in:
•	a decrease in general and administrative expense of $612,000,
•	a decrease in net loss of $612,000,
•	a decrease in basic and diluted loss per share of $(0.03)

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Balance Sheets

ASSETS
	September 30,	June 30,
	2005	2005
CURRENT ASSETS

Cash	$323,548	$40,885
Prepaid sales commissions	4,000	4,000

Total Current Assets	327,548	44,885

Property and Equipment, net of $90,161 and $86,170accumulated depreciation, respectively	45,261	60,491
Patents, net of $8,669 and $7,834 accumulated amortization, respectively	174,187	173,666

TOTAL ASSETS	$546,996	$279,042

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$48,187	$132,661
Accrued payroll taxes	155,073	154,600
Related party payable	193,808	48,588
Deposits from customers	40,000	40,000
Deposits from related parties	74,400	74,400
Notes payable-current portion	1,519	2,069

Total Current Liabilities	512,987	452,318

TOTAL LIABILITIES	512,987	452,318

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 23,768,290 and 22,995,790 shares issued and outstanding, net 2,347,250 and 3,069,750 shares held in escrow account, respectively	10,869,677	10,446,859
Deficit accumulated during the development stage	(11,130,454)	(10,914,921)

Total Stockholders' Equity (Deficit)	34,009	(173,276)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$546,996	$279,042

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

			For the Period
			From Inception
	For the Three Months		(September 26,
	Ended September 30,		1986) Through
	2005	2004	September 30, 2005
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	141,796	171,637	6,721,516
Research and development	73,737	103,536	4,977,651
Impairment of patents	-	-	110,082
License fees	-	-	270,634
Total Operating Expenses	215,533	275,173	12,079,883

LOSS FROM OPERATIONS	(215,533)	(275,173)	(12,251,367)

OTHER INCOME (EXPENSES)
Loss on disposal of property and equipment	-	-	(17,359)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Other	-	-	(29,392)
Total Other Income (Expenses)	-	-	(261,110)

LOSS BEFORE EXTRAORDINARY GAIN	(215,533)	(275,173)	(12,512,477)

Extraordinary Gain on Sale of Patents	-	-	1,382,023

NET INCOME (LOSS)	$(215,533)	$(275,173)	$(11,130,454)

Basic and Diluted Income (Loss) Per Share
Loss before extraordinary gain	$(0.01)	$(0.01)
Extraordinary gain	-	-
Net Income (Loss) Applicable to Common Shareholders	$(0.01)	$(0.01)

Weighted Shares Used in Per Share Calculation	21,561,928	24,558,136

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Three Months		(September 26,
	Ended September 30,		1986) Through
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(215,533)	$(275,173)	$(11,130,454)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,828	4,564	338,946
Stock based compensation	15,000	-	2,665,407
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,359
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Changes in current assets and liabilities:
Prepaid sales commissions	-	-	(4,000)
Deposits from customers	-	-	40,000
Accounts payable	(84,474)	(10,725)	48,186
Related party payable	-	-	48,588
Accrued liabilities	473	903	255,072
Net Cash From Operating Activities	(279,706)	(280,431)	(8,474,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(327,859)
Proceeds from sale of property and equipment	11,237	-	11,237
Purchase of rights to technology	(1,356)	(3,506)	(624,943)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	9,881	(3,506)	(1,108,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	407,818	70,710	3,429,909
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Decrease (Increase) in bank overdraft	-	-	-
Proceeds from net borrowings from related party	145,220	-	223,321
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(550)	(1,608)	(142,225)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	552,488	69,102	9,907,246

NET INCREASE IN CASH	282,663	(214,835)	323,548
CASH AT BEGINNING OF PERIOD	40,885	702,366	-
CASH AT END OF PERIOD	$323,548	$487,531	$323,548

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

NOTE 2 - BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the three-month period ended September 30, 2005, and incurred a net loss of $215,533 for the three-month period ended September 30, 2005. As of September 30, 2005, the Company’s losses accumulated from inception totaled $11,130,454. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2005

	Three Months Ended
	September 30,
	2005	2004

Net loss, as reported	$(215,533)	$(275,173)
Deduct: Total stock-based employee
compensation expense determined under
fair-value based method for all awards	(2,038,792)	(2,787,812)
Pro forma net loss	$(2,254,325)	$(3,062,985)

Basic and diluted loss per common share as reported	$(0.01)	$(0.01)

Basic and diluted loss per common share pro forma	$(0.10)	$(0.12)

NOTE 4 - LEGAL CONTINGENCIES

Legal Contingencies— The Company was notified of two claims related to deposits for equipment and the Company’s automated self-service restaurant technology.  The claims request that $130,000 of deposits be refunded and that liquidating damages be paid.  These claims were settled with $30,000 of the deposits being refunded in cash and the Company’s president agreeing to give 204,081 of his personal shares valued at $93,877 or $0.46 per share for full settlement of $100,000 of deposits.

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

Common Stock Issued for Cash— During the three months ended September 30, 2005, the Company issued 50,000 shares of common stock to individuals in exchange for services performed. The shares were valued at $15,000 or $0.30 per share.

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

As of September 30, 2005, Registrant had total liabilities of $512,987 and shareholders' equity of $34,009 as compared to total liabilities of $452,318 and shareholders' deficit of $(173,276) as of June 30, 2005. The deficit accumulated during the development stage was $11,130,454 as of September 30, 2005, compared to $10,914,921 as of June 30, 2005. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of September 30, 2005, the ratio of current assets to current liabilities was approximately 0.64 to one.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004.

For the quarter ended September 30, 2005 the Registrant had no revenue and no cost of sales as compared to 2004, registrant had no revenues or cost of sales. For the quarter ended September 30, 2005, registrant had total operating expenses of $215,533 compared to expenses of $275,173 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $215,533 compared to a net loss of $275,173 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to a net loss of $0.01 for the same quarter a year earlier. For the quarter ended September 30, 2005, general and administrative expenses were $141,796 compared to $171,637 and research development expenses were $73,737 compared to $103,536 a year earlier. The decrease in net loss is primarily due a decrease in general and administrative expenses.

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

During the three months ended September 30, 2005, the Company issued 50,000 shares of common stock for services.

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