Form 10QSB
period 2005-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-02-21
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2005

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

As of December 31, 2005 Registrant had 26,175,540 shares of common stock, no par value per share, which includes 2,223,250 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)
Yes	X	No

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of December 31, 2005 and June 30, 2005	3
Unaudited Condensed Statements of Operations for the Three and Six Months Ended December 31, 2005 and 2004 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2005	4
Unaudited Condensed Statements of Cash Flows for the Three and Six Months Ended December 31, 2005 and 2004 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2005	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	9
Item 3. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	10
Item 2. Changes in Securities	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Balance Sheets

ASSETS
	December 31,	June 30,
	2005	2005
CURRENT ASSETS

Cash	$328,791	$40,885
Prepaid sales commissions	4,000	4,000

Total Current Assets	332,791	44,885

Property and Equipment, net of $94,106 and $86,170 accumulated depreciation, respectively	41,317	60,491
Patents, net of $9,504 and $7,834 accumulated amortization, respectively	180,167	173,666

TOTAL ASSETS	$554,275	$279,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$63,137	$132,661
Accrued payroll taxes	131,972	154,600
Related party payable	305,921	48,588
Deposits from customers	94,000	40,000
Deposits from related parties	74,400	74,400
Notes payable	483	2,069

Total Current Liabilities	669,913	452,318

TOTAL LIABILITIES	669,913	452,318

STOCKHOLDERS' DEFICIT

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 23,952,290 and 22,995,790 shares issued and outstanding, net 2,223,250 and 3,069,750 shares held in escrow account, respectively	10,942,837	10,446,859
Deficit accumulated during the development stage	(11,353,261)	(10,914,921)

Total Stockholders' Deficit	(115,638)	(173,276)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$554,275	$279,042

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months		For the Six Months		(September 26,
	Ended December 31,		Ended December 31, 2005		1986) Through
	2005	2004	2005	2004	December 31, 2005
REVENUE
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue					143,574

COST OF GOODS SOLD
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	233,131
Total Costs of Sales	-	-	-	-	315,058

GROSS LOSS	-	-	-	-	(171,484)

OPERATING EXPENSES
General and administrative	174,022	145,576	315,817	317,213	6,895,538
Research and development	48,784	142,883	122,522	246,419	5,026,436
Impairment of patents	-	-	-	-	110,082
License fees	-	-	-	-	270,634
Total Operating Expenses	222,806	288,459	438,339	563,632	12,302,690

LOSS FROM OPERATIONS	(222,806)	(288,459)	(438,339)	(563,632)	(12,474,174)

OTHER INCOME (EXPENSES)
Loss on disposal of property and equipment	-	-	-	-	(17,359)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	-	-	-	22,444
Other	-	-	-	-	(29,392)
Total Other Income (Expenses)	-	-	-	-	(261,110)

LOSS BEFORE EXTRAORDINARY GAIN	(222,806)	(288,459)	(438,339)	(563,632)	(12,735,284)

Extraordinary Gain on Sale of Patents	-	-	-	-	1,382,023

NET LOSS	$(222,806)	$(288,459)	$(438,339)	$(563,632)	$(11,353,261)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Extraordinary gain	-	-	-	-
Net Loss Applicable to
Common Shareholders	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Shares Used in Per Share Calculation	23,854,507	21,396,825	23,584,095	21,255,436

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
			(September 26,
	For the Six Months Ended December 31,		1986) Through December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(438,339)	$(563,632)	$(11,353,261)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	9,605	9,128	343,723
Stock based compensation	-	-	2,221,407
Stock issued for services	35,400		464,400
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,359
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Changes in current assets and liabilities:
Prepaid sales commissions	-	-	(4,000)
Deposits from customers	54,000	-	94,000
Accounts payable	(69,524)	(3,043)	63,137
Related party payable	-	-	48,588
Accrued liabilities	(22,628)	(35,396)	231,971
Net Cash From Operating Activities	(431,486)	(592,943)	(8,626,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(327,859)
Proceeds from sale of property and equipment	11,237	-	11,237
Purchase of rights to technology	(8,171)	(22,916)	(631,758)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	3,066	(22,916)	(1,115,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	460,579	149,911	3,482,670
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	257,333	-	335,434
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(1,586)	(3,082)	(143,261)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	716,326	146,829	10,071,084

NET CHANGE IN CASH	287,906	(469,030)	328,791
CASH AT BEGINNING OF PERIOD	40,885	702,366	-
CASH AT END OF PERIOD	$328,791	$233,336	$328,791

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2005

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB/A as of June 30, 2005. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2006.

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

NOTE 2 - BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the six-month period ended December 31, 2005, and a net loss of $438,339 was incurred for the six-month period ended December 31, 2005. As of December 31, 2005, the Company’s losses accumulated from inception totaled $11,353,261. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

No compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the six months ended December 31, 2005 and 2004:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2005

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net loss, as reported	$(222,806)	$(288,459)	$(438,339)	$(563,632)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(2,032,196)	(2,779,563)	(4,070,988)	(5,567,375)
Pro forma net loss	$(2,255,002)	$(3,068,022)	$(4,509,327)	$(6,131,007)

Basic and diluted loss per common share as reported	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted loss per common sharepro forma	$(0.09)	$(0.14)	$(0.02)	$(0.14)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2005, the Company has not provided any services of equipment required under this agreement and has recognized no revenues.

Payroll Tax Contingency—The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  As of December 31, 2005, the remaining delinquent balance assessed by the federal and state agencies, including penalties and interest, was approximately $85,000.  As of December 31, 2005 current and delinquent payroll taxes totaled approximately $132,000

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2005 the Company had a total of 3,069,750 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2005, 846,500 shares where sold for proceeds of $460,579 at prices between $0.27 and $0.24 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At December 31, 2005, there was a balance of 2,223,250 shares left in escrow and a cash balance in escrow of $274,343.

Common Stock Issued for Services— During the six months ended December 31, 2005, the company issued 110,000 shares of common stock to individuals in exchange for services performed. The shares where valued at $35,400 or between $0.30 and $0.34 per share.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2005

NOTE 6 - LOAN FROM SHAREHOLDER

During the six months ended December 31, 2005 the Company borrowed money for operating expenses from Mr. Neldon Johnson, the Company’s president and majority shareholder. There is no stated interest rate or payment term on the loan. The amount outstanding on the loan at December 31, 2005 was $305,921.

NOTE 7 - CUSTOMER DEPOSITS

During the six months ended December 31, 2005 the Company received deposits from customers totaling $54,000 relating to solar lens sub-lease agreements. According to the terms of the agreements, the customers purchased a six-year lease from the Company for $9,000 and then sublet the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005 total current assets were $332,791 and total assets were $554,275 compared to total current assets $44,885 and total assets $279,042 as of June 30, 2005.

As of December 31, 2005, Registrant had total liabilities of $669,913 and shareholders' deficit of $115,638 as compared to total liabilities of $452,318 and shareholders' deficit of $173,276 as of June 30, 2005. The deficit accumulated during the development stage was $11,353,261 as of December 31, 2005, compared to $10,914,921 as of June 30, 2005. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of December 31, 2005, the ratio of current assets to current liabilities was approximately 0.83 to one.

The Registrant's contractual obligations include a note payable to a financing company that is due in September 2005. The following is a schedule by year of the payments on these contractual obligations.

Payments Due By Period

Contractual Obligations	Total	Less Than One Year	One To Three Years
Long-term debt	$ 483	$483	$0

Management is in the process of negotiating various sales or lease agreements and is hopeful these sales or leases will generate sufficient cash flow for the Company to continue operations. The Company's ability to continue is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required, and ultimately to attain successful operations.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 compared to Three Months Ended December 31, 2004.

For the quarter ended December 31, 2005 the Registrant had no revenue and no cost of sales as compared to 2004, registrant had no revenues or cost of sales. For the quarter ended December 31, 2005, registrant had total operating expenses of $222,806 compared to expenses of $288,459 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $222,806 compared to a net loss of $288,459 for the same quarter a year earlier. For the quarter, the net loss per share was $0.01 compared to a net loss of $0.01 for the same quarter a year earlier. For the quarter ended December 31, 2005, general and administrative expenses were $174,022 compared to $145,576 and research development expenses were $48,784 compared to $142,883 a year earlier. The decrease in net loss is primarily due a decrease in research and development expenses.

Six Months Ended December 31, 2005 compared to Six Months Ended December 31, 2004

For the six months ended December 31, 2005 and 2004, the Registrant had no revenues or cost of sales.  For  the  six  months ended December 31, 2005,  registrant  had  total operating expenses of $438,339  compared to expenses of $563,632 during  the same  six month period for a year earlier. For the six months ended December 31, 2005, general and administrative expenses were $315,817 compared to $317,213 and research and development expenses were $122,522 compared to $246,419 a year earlier. For the six months, the Registrant had a net loss of $438,339 compared to a net loss of $563,632 for the same six month period a year earlier. For the six months ended December 31, 2005 the net loss per share was $0.02 compared to $0.03 for the same period a year earlier. The decrease in net loss is primarily due to an decrease in research and development expenses.

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

ITEM 2. CHANGES IN SECURITIES

During the year ended June 30, 2005, the Company had, for purposes of selling, 3,069,750 shares of common stock in escrow with three entities. Proceeds of the stock sales from the escrow accounts are placed in separate escrow accounts to be used at the Company's and the trustees discretion. At December 31, 2005, there was a balance of 2,223,250 shares left in escrow and a cash balance of $274,343. During the six months ended December 31, 2005, the company issued 846,500 shares in exchange for proceeds of $460,579 at prices ranging from $0.27 to $0.83 per share. These proceeds were used for professional expenses, operating expenses, and accrued liabilities.

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

Date: February 14, 2006

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.