Form 10KSB/A
period 2005-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-05-18
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X]    Annual Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005.

Or

[   ]    Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission File Number 33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(Name of small business issuer in its charter)

UTAH	87-0447580
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

326 North SR 198
Salem, Utah 84653
(Address of principal executive offices)

Registrant's telephone number including area code  (801)423-8132

Former Address, if changed since last report

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities to be registered under section 12(g) of the Act: None

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has ben subject to such filing requirements for the past 90 days.

  X   Yes   ____ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this For 10-KSB  [X}

State the registrant’s net revenue (loss) for its most recent fiscal year: $(1,013,800)

The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2005, was approximately $8,919, 299.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of September 30, 2005, there were outstanding 21,895,790 shares of registrant’s Common stock, no par value per share.

Documents incorporated by reference: Exhibits

EXPLANATORY NOTE: We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB/A for the year ended June 30, 2005 (as originally filed on October 13, 2005 {the “Original Report”} and amended on February 21, 2006 {”Amended Report”}, to modify and change certain disclosures made in Item 8A of the Form.

Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and ensures that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regareding required disclosures.

The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report and the Amended Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Automated Systems, Inc.

By s/ Neldon Johnson
President and Chief Executive Officer
Date: May 17, 2006.

Directors

s/ Neldon Johnson
Neldon Johnson, Director
Date: May 17, 2006

s/ Blain Phillips
Blain Phillips, Director
Date: May 17,2006

s/ Bruce Barrett
Bruce Barrett, Director
Date: May 17, 2006