Form 10QSB
period 2006-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-05-22
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of March 31, 2006 Registrant had 24,564,190 shares of common stock, no par value per share, which includes 1,811,350 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No   ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Unaudited Condensed Balance Sheets as of March 31, 2006 and June 30, 2005		3

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2006 and 2005 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2006		4

Unaudited Condensed Statements of Cash Flows for the Three and Nine Months Ended March 31, 2006 and 2005 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2006		5

Notes to the Unaudited Condensed Financial Statements		6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	11

Item 3.	Commitments and Contingencies	11

Item 4.	Defaults Upon Senior Securities	12

Item 5.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Other Information	12

Item 7.	Exhibits and Reports on Form 8-K	12

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Balance Sheets

ASSETS
	March 31,	June 30,
	2006	2005
CURRENT ASSETS

Cash	$382,264	$40,885
Prepaid sales commissions	-	4,000

Total Current Assets	382,264	44,885

Property and Equipment, net of $98,858 and $86,170 accumulated depreciation, respectively	78,348	60,491
Patents, net of $10,339 and $7,834 accumulated amortization, respectively	193,649	173,666

TOTAL ASSETS	$654,261	$279,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$72,059	$132,661
Accrued payroll taxes	63,585	154,600
Related party payable	285,763	48,588
Deposits from customers	432,000	40,000
Deposits from related parties	-	74,400
Notes payable-current portion	-	2,069

Total Current Liabilities	853,407	452,318

TOTAL LIABILITIES	853,407	452,318

STOCKHOLDERS' DEFICIT

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 24,564,190 and 22,995,790 shares issued and outstanding, net 1,811,350 and 3,069,750 shares held in escrow account, respectively	11,441,978	10,446,859
Deficit accumulated during the development stage	(11,935,910)	(10,914,921)

Total Stockholders' Deficit	(199,146)	(173,276)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$654,261	$279,042

See accompanying notes to the condensed financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the Period From Inception (September 26, 1986) Through
	2006	2005	2006	2005	March 31, 2006
REVENUE
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue					143,574

COST OF GOODS SOLD
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	16,945	-	16,945	233,131
Total Costs of Sales	-	16,945	-	16,945	315,058

GROSS LOSS	-	(16,945)	-	(16,945)	(171,484)

OPERATING EXPENSES
General and administrative	347,197	102,927	663,014	420,140	7,242,734
Research and development	235,453	134,161	357,975	380,580	5,261,889
Impairment of patents	-	-	-	-	110,082
License fees	-	-	-	-	270,634
Total Operating Expenses	582,650	237,088	1,020,989	800,720	12,885,339

LOSS FROM OPERATIONS	(582,650)	(254,033)	(1,020,989)	(817,665)	(13,056,823)

OTHER INCOME (EXPENSES)
Loss on disposal of property and equipment	-	-	-	-	(17,359)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	-	-	-	22,444
Other	-	-	-	-	(29,392)
Total Other Income (Expenses)	-	-	-	-	(261,110)

LOSS BEFORE EXTRAORDINARY GAIN	(582,650)	(254,033)	(1,020,989)	(817,665)	(13,317,933)

Extraordinary Gain on Sale of Patents	-	-	-	-	1,382,023

NET LOSS	$(582,650)	$(254,033)	$(1,020,989)	$(817,665)	$(11,935,910)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.02)	$(0.01)	$(0.04)	$(0.04)
Extraordinary gain	-	-	-	-
Net Loss Applicable to
Common Shareholders	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted Shares Used in Per Share Calculation	24,107,500	21,241,974	23,756,012	21,073,092

See accompanying notes to the condensed financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended March 31,		For the Period From Inception (September 26, 1986) Through
	2006	2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,020,989)	$(817,665)	$(11,935,910)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	15,193	13,837	349,311
Stock based compensation	-	-	2,221,407
Stock issued for services	35,400	-	464,400
Settlement of liability	63,600	-	63,600
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	16,945	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,359
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Changes in current assets and liabilities:
Prepaid sales commissions	4,000	-	-
Deposits from customers	392,000	-	432,000
Accounts payable	(60,601)	(17,182)	72,059
Related party payable	-	-	48,588
Accrued liabilities	(91,015)	(31,942)	163,584
Net Cash From Operating Activities	(662,412)	(836,007)	(8,857,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,783)	(16,296)	(369,642)
Proceeds from sale of property and equipment	11,237	-	11,237
Purchase of rights to technology	(22,488)	(44,794)	(646,075)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(53,034)	(61,090)	(1,171,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	821,719	256,000	3,843,810
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	237,175	-	315,276
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(2,069)	(4,182)	(143,744)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	1,056,825	251,818	10,411,583

NET CHANGE IN CASH	341,379	(645,279)	382,264
CASH AT BEGINNING OF PERIOD	40,885	702,366	-
CASH AT END OF PERIOD	$382,264	$57,087	$382,264

See accompanying notes to the condensed financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2006

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

NOTE 2 - BUSINESS CONDITION

The accompanying financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the nine-month period ended March 31, 2006, and a net loss of $1,020,989 was incurred for the nine-month period ended March 31, 2006. As of March 31, 2006, the Company’s losses accumulated from inception totaled $11,935,910. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

No compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the nine months ended March 31, 2006 and 2005:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2006

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net loss, as reported	$(582,650)	$(254,033)	$(1,020,989)	$(817,665)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(1,711,204)	(2,006,815)	(5,782,192)	(7,574,190)
Pro forma net loss	$(2,293,854)	$(2,260,848)	$(6,803,181)	$(8,391,855)

Basic and diluted loss per common share as reported	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Basic and diluted loss per common share pro forma	$(0.10)	$(0.01)	$(0.02)	$(0.04)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2006, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

Payroll Tax Contingency—The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  As of March 31, 2006, the remaining delinquent balance assessed by the federal and state agencies, including penalties and interest, was approximately $13,000.  As of March 31, 2006 current and delinquent payroll taxes totaled approximately $50,000.

NOTE 5 - STOCKHOLDERS DEFICIT

Common Stock Issued for Cash— At June 30, 2005 the Company had a total of 3,069,750 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2006, 1,258,400 shares where sold for proceeds of $821,719 at prices between $0.27 and $1.06 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At March 31, 2006, there was a balance of 1,811,350 shares left in escrow and a cash balance in escrow of $293,290.

Common Stock Issued for Services— During the nine months ended March 31, 2006, the company issued 110,000 shares of common stock to individuals in exchange for services performed. The shares where valued at $35,400 or between $0.30 and $0.34 per share.

Common Stock Issued for Settlement of Debt— In January 2003 the company entered into an agreement for the sale and installation of certain equipment know as OrderXcel. The company received a deposit of $74,400 for this equipment and services. Due to the Buyers inability to procure a place for installation, the agreement was cancelled and the Company agreed to issue 200,000 shares of restricted common stock in exchange for a mutual release settling all past, present, and future obligations regarding the agreement. The common stock had a fair value of $138,000 on the date of issuance and the Company recognized a loss on settlement of $63,600.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2006

NOTE 6 - LOAN FROM SHAREHOLDER

During the nine months ended March 31, 2006 the Company borrowed money for operating expenses from Mr. Neldon Johnson, the Company’s president and majority shareholder. There is no stated interest rate or payment term on the loan. The amount outstanding on the loan at March 31, 2006 was $285,763.

NOTE 7 - CUSTOMER DEPOSITS

During the nine months ended March 31, 2006 the Company received deposits from customers totaling $392,000 relating to the solar lens sub-lease agreement. According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, total current assets were $382,264 and total assets were $654,261 compared to total current assets $44,885 and total assets $279,042 as of June 30, 2005.

As of March 31, 2006, Registrant had total liabilities of $853,407 and shareholders' deficit of $199,146 as compared to total liabilities of $452,318 and shareholders' deficit of $173,276 as of June 30, 2005. The deficit accumulated during the development stage was $11,935,910 as of March 31, 2006, compared to $10,914,921 as of June 30, 2005. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of March 31, 2006, the ratio of current assets to current liabilities was approximately 0.44 to one.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005.

For the three months ended March 31, 2006 and 2005, the Registrant had no revenue and no cost of sales.  For the three months ended March 31, 2006, registrant had total operating expenses of $582,650 compared to expenses of $237,088 during the same quarter of a year earlier. For the quarter, Registrant had a net loss of $582,650 compared to a net loss of $254,033 for the same quarter a year earlier. For the quarter, the net loss per share was $0.02 compared to a net loss of $0.01 for the same quarter a year earlier. For the quarter ended March 31, 2006, general and administrative expenses were $347,197 compared to $102,927 and research development expenses were $235,453 compared to $134,161 a year earlier. The increase in net loss is primarily due an increase in general and administrative and research and development expenses.

Nine Months Ended March 31, 2006 compared to Nine Months Ended March 31, 2006

For the nine months ended March 31, 2006 and 2005, the Registrant had no revenues or cost of sales.  For  the  nine  months ended March 31, 2006,  registrant  had  total operating expenses of $1,020,989  compared to expenses of $817,665 during  the same  nine month period for a year earlier. For the nine months ended March 31, 2006, general and administrative expenses were $663,014 compared to $420,140 and research and development expenses were $357,975 compared to $380,580 a year earlier. For the nine months, the Registrant had a net loss of $1,020,989 compared to a net loss of $817,665 for the same nine month period a year earlier. For the nine months ended March 31, 2006 the net loss per share was $0.04 compared to $0.04 for the same period a year earlier. The increase in net loss is primarily due to an increase in general and administrative expenses.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ( as defined in Rule 13a-15 (e) and 15d - 15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms and ensures that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting- During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has pending litigation for patent infringement against IBM Corporation, Lenovo Inc., UPEK Inc., Microsoft Corporation. These proceedings are in the preliminary stages and the outcomes or whether the Company will prevail cannot be speculated.

A pending litigation to invalidate the Company’s biometric patent has been filed against the Company for non-patent infringement by UPEK Inc..

ITEM 2. CHANGES IN SECURITIES

During the year ended June 30, 2005, the Company had, for purposes of selling, 3,069,750 shares of common stock in escrow with three entities. Proceeds of the stock sales from the escrow accounts are placed in separate cash escrow accounts to be used at the Company's and the trustees discretion. At March 31, 2006, there was a balance of 1,811,350 shares left in escrow and a cash balance of $293,290. During the nine months ended March 31, 2006, 1,258,400 shares were sold in exchange for proceeds of $821,719 at prices ranging from $0.27 to $1.06 per share. These proceeds were used for professional expenses, operating expenses, and accrued liabilities.

During the nine months ended March 31, 2006, the company issued 110,000 shares of common stock to individuals in exchange for services performed. The shares where valued at $35,400 or between $0.30 and $0.34 per share.

On March 17, 2006, the Company entered into an agreement with David Jessop. The company had in January 2003 received $100,000 from Mr. Jessop for OrderXcel equipment to be installed. Wherein a place for installation has not been procured, the Company agreed to issue to Mr. Jessop 200,000 shares of restricted common stock in exchange for a mutual release settling all past, present, and future obligations regarding the agreement.

ITEM 3. COMMITMENTS AND CONTINGENCIES

The Company has entered into a contract with Solar Renewable Energy-1,LLC for the purchase and installation of a solar thermal power plant. The contact is contingent on several factors and will entail progress payments. As of March 31, 2006, the Company has not provided any equipment or services as per the contract and has not fulfilled any of the contingencies.

The Company, as of March 31, 2006, has received deposits from customers totaling $392,000 relating to solar lease agreements wherein the customer agrees to lease for the amount of $9,000 a solar lens for the term of six years. The Company has not completed the installation of the solar lenses as per the leases.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. OTHER INFORMATION.

During the quarter ended March 31, 2006, LaGrand Johnson, Christopher Taylor, and Stacy Curtis Snow resigned as Directors from the Board of Directors of the Company.

During the quarter ended March 31, 2006, Blain Phillips has been appointed to a position of Director for the Company.

During the quarter ended March 31, 2006, the Company’s Board of Directors was reduced from five to three, therefore there was no change in control.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

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

Date: May 22, 2006

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer