Form 10KSB/A
period 2005-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-06-27
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A (June 26, 2006)

[X]   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005.

or

[  ]   Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

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

   X    Yes    ____ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this For 10-KSB [X]

State the registrant’s net revenue (loss) for its most recent fiscal year: $(1,013,800)

The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2005, was approximately $8,919,299.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of September 30, 2005, there were outstanding 21,895,790 shares of registrant’s Common stock, no par value per share.

Documents incorporated by reference: Exhibits

EXPLANATORY NOTE: We are filing this Amendment No. 3 to our Annual Report on Form 10-KSB/A for the year ended June 30, 2005, as originally filed on October 13, 2005 {the “Original Report”} and amended on February 21, 2006, and May 22, 2006 {”Amended Reports”}, to modify and change disclosures made in Item 8A of the Form.

Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and ensures that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures and that such disclosure controls and procedures and internal controls over financial reporting are effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

Item 13 Exhibits.

31.1	Certification Chief Executive Officer
31.2	Certification Chief Financial Officer
32.1	Certification Chief Executive Officer
32.2	Certification Chief Financial Officer

The filing of this From 10-KSB/A shall not be deemed an admission that the Original Report and the Amended Reports when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Automated Systems, Inc.

By s/Neldon Johnson
President and Chief Executive Officer
Date: June 26, 2006.

Directors

s/Neldon Johnson
Neldon Johnson, Director
Date: June 26, 2006.

s/Blain Phillips
Blain Phillips, Director
Date: June 26, 2006.

s/Bruce Barrett
Bruce Barrett, Director
Date: June 26, 2006.