Form 10QSB/A
period 2006-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-06-27
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A (June 26, 2006)

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006

Commission File Number 33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

UTAH	87-0447580
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

326 North S.R. 198
Salem, Utah 84653
(Address of principal executive offices)

Registrant's telephone number including area code  (801) 423-8132

Not Applicable
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

As of March 31, 2006, Registrant had 15,186,100 shares of common stock, no par value per share, issued and outstanding after deducting shares held in the corporate treasury.

Explanatory Note: We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the period ended March 31, 2006 (as originally filed on May 22, 2006, the “Original Report”) to modify and change disclosures in Item 3 of Part I of the Form.

Item 3. Controls and Procedures.

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006, are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and ensures that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures and that such disclosure controls and procedures and internal controls over financial reporting are effective.

Part II.

Item 7. Exhibits and Reports on 8-K.

a. Exhibits.

31.1	Certification Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Chief Executive Officer pursuant to Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Chief Financial Officer pursuant to Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2006.

International Automated Systems, Inc.
(Registrant)

s/ Neldon Johnson
Neldon Johnson, President and Chief Executive Officer