Form 10KSB
period 2006-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-10-25
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006.
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
10-KSB.     [  X  ]

State the registrant's net revenue (loss) for its most recent fiscal year:    $(1,473,256).

The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2006, was approximately $13,500,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of September 30, 2006, there were outstanding 25,532,622 shares of registrant's Common stock, no par value per share.

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

The Company has a production model of a patented turbine which uses the expansion of steam to generate a rotational force. This force can then be used to generate power.  The Company feels the turbine could be used in, but not limited to, the production of electricity, hydrogen, or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a commercial turbine may never be developed or accepted.

The Company has a prototype solar thermal system and has begun the production model which can be used in conjunction with the Company’s bladeless turbine to generate power.

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

Possible Commercial Applications.

Different commercial applications of the AFIM are under development.  One application is a time clock.  The digitized fingerprint stored on the magnetic strip on the back of a card like a credit card must match the person's fingerprint that is recording his arrival at or departure from the workplace.  Because the AFIM system validates the identity of the person using the time clock, fellow workers can not make in or out entries for other workers.

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

Possible Advantages.

The Company believes that the AFIM products will be quicker, more reliable, and more cost-effective than other identification systems.  The Company has no empirical data or statistics to support its belief.

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

Propulsion Steam Turbine

The Company has a new patented bladeless turbine production model. It uses the expansion of steam, through propulsion, to create a rotational force.

The production model has been tested using pure steam created by a gas heat exchanger. The Company feels their propulsion design has many advantages over current bladed turbines. The Company believes their turbine is at least as efficient as traditional turbines, is smaller in size, requires less maintenance, is mass producible and therefore less expensive to manufacture. It also doesn't require cooling towers, thus making it more mobile, more economical and water conserving.

The Company believes that the turbine will be marketable in the utility power industry, hydrogen production, and transportation. There are also risks that the Company will not be able to manufacture a commercially marketable turbine because of lack of financing, government interference, industry non-acceptance, or many other conditions not under the Company's control.

The Company has a production model of a solar thermal system which can be used to produce steam to drive the Company’s bladeless turbine. The Company believes that the possible advantage over other similar systems is its ability to be mass produced thus reducing its overall cost as compared to other systems. The Company has developed proprietary structural and lens designs in preparation for mass production of the solar thermal system.

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

Patents and Trade Secrets.

The Company has been assigned or will be assigned the rights to fifteen U.S. patents.  One patent granted in November 1988 deals with the Self-Check System.  The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale.  Four patents pertaining to the AFIM technology granted January 1997, February 2001, July 2001, and September 2002, seven patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001, one patent pertaining to shelf tag granted September 2003, and two patents relating to the turbine granted March 2003 and January 2004.

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

Future Funding

Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money.  In the past the Company has received funds from Neldon Johnson and his relatives in the form of related party loans. The Company was loaned $344,298 by Neldon during the year ended June 30, 2006. The loan is unsecured, payable on demand, and non-interest bearing. No assurance can be given that these loans will occur in the future.  No agreements or understandings exist regarding any future contributions.

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

Marketing

The Company has not finalized its marketing strategy for all its products at this time.

For the marketing of the Self-Check System the Company has developed a product named OrderXCEL which had been installed in a restaurant in Orem, Utah and since closed. Though the Company has received deposits from unrelated parties for the OrderXCEL technology Market potential may depend on the success of these being installed and customer satisfaction.

The Company has also received deposits of $459,000 from unrelated parties toward the purchase or lease and installation of solar thermal energy systems.

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

The Bladeless turbine and solar thermal energy system has competition from larger well-established companies that already have a history and name recognition. Though the turbine has many potential uses, especially in the area of electrical generation, there is no assurance that the marketing strategies will be successful.

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

The Self-Check and OrderXCEL Systems are comprised mostly of off-the-shelf parts and components.  These parts are assembled into the systems. The Company's proprietary software ties together the individual components and operates the System. Scanners, video display terminals, and computers are available from several sources.  The software used in the System is proprietary developed by the Company.

The manufacturing of the turbine has been done mostly by the Company up to this point but if needed, the design could be easily outsourced. The solar thermal technology will be mostly manufactured by established companies in their fields, with much of the assembling done on site.

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2006 and 2005, research and development expenses were $592,386 and $471,189, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur.  The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

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

As of June 30, 2006, the Company does not have sufficient common shares authorized to satisfy this agreement.  The Company is currently in the process of amending their articles of incorporation to increase the number of common shares they are authorized to issue.

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

The Company has filed a patent infringement lawsuit against Digital Persona, Inc and Microsoft Corporation which has been consolidated into the case of International Automated Systems, Inc. v. Digital Persona, Inc. and John Does 1-20. This lawsuit is based upon an alleged infringement, by the above mentioned parties, of United States Patent No. 5,598,474 for certain fingerprint technology invented by Neldon P. Johnson and assigned to Company. A routine counterclaim alleging patent invalidity and non-infringement has been asserted against Company. A routine request for an award of court costs and attorney fees against Company has also been made, based upon assertions that the case is an “exceptional case” under 35 U.S.C. §285. Management intends to vigorously prosecute its patent infringement claims against the above mentioned parties, which also inherently includes a vigorous defense to the counterclaims against Company. This case is in the early stage of litigation and no discovery has been completed. Therefore, no reliable estimate can be made of the amount or likelihood of an affirmative recovery by Company against the above mentioned parties.

The Company has filed a patent infringement lawsuit against IBM; IBM Corporation; IBM Personal Computing Division; Lenovo (United States) Inc.; Lenovo Group Ltd; UPEK, Inc.; and John Does 1-20. This lawsuit is based upon an alleged infringement, by the above mentioned parties, of United States Patent No. 5,598,474 for certain fingerprint technology invented by Neldon P. Johnson and assigned to Company. A routine counterclaim alleging patent invalidity and non-infringement has been asserted against Company. A routine request for an award of court costs and attorney fees against Company has also been made, based upon assertions that the case is an “exceptional case” under 35 U.S.C. §285. Management intends to vigorously prosecute its patent infringement claims against the above mentioned parties, which also inherently includes a vigorous defense to the counterclaims against Company. This case is in the early stage of litigation and no discovery has been completed. Therefore, no reliable estimate can be made of the amount or likelihood of an affirmative recovery by Company against the above mentioned parties.

UPEK has filed a declaratory judgment action in California, seeking a judgment declaring the United States Patent No. 5,598,474 of Company invalid or non-infringed by UPEK and IBM/Lenovo. IAS filed a Motion to Dismiss or Transfer the case to the United States District Court, for the District of Utah, Central Division, on the basis that the pending case in Utah was the earlier filed case. The motion to transfer was granted and the case has been transferred to the United States District Court, for the District of Utah, Central Division.

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

Fiscal 2006	High	Low

June 30, 2006	0.60	0.60
March 31, 2006	0.82	0.78
December 31, 2005	0.38	0.34
September 30, 2005	0.55	0.53

Fiscal 2005	High	Low

June 30, 2005	0.39	0.39
March 31, 2005	0.67	0.63
December 31, 2004	0.35	0.32
September 30, 2004	0.32	0.30

Fiscal 2004	High	Low

June 30, 2004	0.70	0.62
March 31, 2004	0.36	0.35
December 31, 2003	0.40	0.33
September 30, 2003	0.83	0.72

The Company's shares are significantly volatile and subject to broad price movements and fluctuations.  The Company's shares should be considered speculative and volatile securities. On June 30, 2006, the Company had approximately 985 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

As of June 30, 2006, Registrant had 25,532,622 issued and outstanding of which 842,918 were held in an escrow account. Of these shares approximately 18,327,448 shares were free trading shares.  There were approximately 22,500,00 shares of common stock held by non-affiliates of that amount approximately 7,205,174 are restricted but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.  As of June 30, 2006, at least 100 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years.  At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

Results of Operations Fiscal year ended June 30, 2006

Operations during the year ended June 30, 2006, pertained to research and development and other activities.  Research and development expenses were $592,386 increasing by $121,197. General and administrative expenses decreased from $960,869 to $880,287 during fiscal 2006.  The increase in research and development expenses are attributed mostly to the solar thermal and bladeless turbine developments.

For fiscal year 2006, total revenue was $0; cost of sales was $0; operating expenses were $1,472,673 and other income (expense) was ($583) resulting in a net loss of $1,473,256. Net loss increased by $30,376. The majority of this difference can be attributed to an increase in research and development expenses. For fiscal 2006 the loss per share was $(0.06) compared to a loss per share of $(0.07) for the same period a year earlier.

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

For fiscal year 2005, total revenue was $0; cost of sales was $16,945 representing the write-off of equipment held for distribution; operating expenses were $1,432,058 and other income (expense) was $6,123 resulting in a net loss of $1,442,880. Net loss increased by $1,886,063. The majority of this difference can be attributed to the sale of certain company patents the previous year and the issuance of common stock as compensation during 2005. For fiscal 2005 the loss per share was $(0.07) compared to an income of $0.02 for the same period a year earlier.

Liquidity and Capital Resources

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs, and establish any distribution networks. As of June 30, 2006, the Company has current assets of $708,379 and total assets of $1,108,643.  Current liabilities were $1,050,040 and total liabilities of $1,118,327. The ratio of current assets to current liabilities is approximately 1.0. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

At July 1, 2002, the Company had 5,000,000 shares of common stock in escrow to be sold at trustee’s and Company’s discretion.  For the year ended June 30, 2006, 2,226,832 shares were sold for proceeds of $1,463,448 respectively.  At June 30, 2006, there was a balance of 842,918 shares left in escrow.

During the year ended June 30, 2005, the Company issued 132,000 shares of common stock to an individual in exchange for $32,546 in cash for $0.25 per share.

During June the year ended June 2006, the Company issued 110,000 shares of common stock to individuals for services performed. The shares had a fair value of $35,400 or between $0.30 and $0.34 per share.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On or about June 15, 2006, Registrant’s Certifying Public Accountant, Hansen Barnett & Maxwell (“HB&M”) of Salt Lake City, Utah, resigned and advised that it would not continue to serve as the Company’s independent registered public accounting firm.

The reports of HB&M on the financial statements of the Company as of and for the years ended June 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

During the year ended June 30, 2005 and through June 15, 2006, there were no disagreements with HB&M on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of HB&M, would have caused HB&M to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements for such periods.

On June 19, 2006, the Registrant engaged Mantyla McReynolds LLC of Salt Lake City, Utah (“Mantyla”) as its independent registered public accounting firm.

No consultations occurred between the Company and Mantyla during the year ended June 30, 2005 and through June 15, 2006 regarding either (I) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304 (a) (1) (iv) of Regulation S-B.

During the fiscal 2006 year end audit there were no changes or disagreements with the Company's certified public accountants, Mantyla McReynolds, LLC.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Company made an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006 are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and ensures that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During our last fiscal quarter in connection with the requisite evaluation there has been no change in the Company’s internal control over financial reporting that has materially or is reasonably likely to affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

Neldon Johnson	60	Chairman of the Board of Directors and President

Randale Johnson	37	Secretary, Vice President

LaGrand Johnson	40	CFO

Bruce Barrett	76	Director

Blain Phillips	44	Director

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

Blain Phillips has been employed at Union Pacific Railroad since 1991.

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

ITEM. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2006,  by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address of	Number of
Beneficial Owner	Shares Owned	Percent (1)

Neldon Johnson
326 N SR 198
Salem, Utah	1,520,619	6.00

LaGrand Johnson
326 N SR 198
Salem, Utah	1,000,000	4.00

Randale Johnson
326 N SR 198
Salem, Utah	1,000,000	4.00

Blain Phillips
326 N SR 198
Salem, Utah	0	-

Bruce Barrett
326 N SR 198
Salem, Utah	1,750	-

Directors and Officers
as a Group
5 persons	3,522,369	14.00

(1)
Based on 25,532,622 shares of common stock issued, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale  Johnson.  Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters.  Mr. Neldon Johnson has approximately 20 per cent, LaGrand Johnson 22 percent, and Randale Johnson 22 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.

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

During the year ended June 30, 2003, the Company commenced leasing its office and research and development space on a month- to-month basis from Mr. Johnson.  During the year ended June 30, 2003, the Company placed 1,000,000 shares of common stock in an escrow account to be sold, the proceeds of which are used to pay the mortgage on the building.  During the year ended June 30, 2006, 253,882 shares of stock were sold for proceeds of $181,052. At June 30, 2006 there were 303,918 shares in the escrow account.  In March 2004, the Company began paying an additional $2,500 a month in rent. The lease is classified as an operating lease.

During year ended June 30 2005, the Company settled a $100,000 liability by the contribution of 204,081 of Neldon Johnson’s personal shares as total consideration. The value of the shares was recorded as a capital contribution with no shares issued.

The Company was loaned $344,298 by an officer(s) during the year ended June 2006. The loan is unsecured, payable on demand, and non-interest bearing.

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

b. Reports on Form 8-K.

During the period ended June 30, 2006, Registrant filed two reports on Form 8-K and one report on 8-K/A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the year ended June 30, 2006 have been audited by our principal accountant, Mantyla McReynolds, LLC.. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Mantyla McReynolds, LLC. The percentage of hours expended on the audit by persons other than full time, permanent employees of Mantyla McReynolds, LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2006 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements were approximately $18,000.

Audit-Related Fees

There were no fees billed to us in the previous fiscal year for assurance and related services by Mantyla McReynolds, LLC that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Our financial statements for the year ended June 30, 2005 have been audited by our then principal accountant, Hansen, Barnett & Maxwell, who have also provided all corporate income tax return preparation services during that year.  Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell. The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

Aggregate fees billed to us for the year ended June 30, 2005 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $41,294.

Audit-Related Fees

There were no fees billed to us in the June 30, 2005 fiscal year for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2005 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $850.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: October 25, 2006

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: October 25, 2006

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: October 25, 2006

/s/ Bruce Barrett
BRUCE BARRETT
Title: Director

Date: October 25, 2006

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F1 - F2

Balance Sheets - June 30, 2006 and 2005	F3

Statements of Operations for the Years Ended June 30, 2006 and 2005 and for the period from Inception [September 26, 1986] through June 30, 2006	F4

Statements of Stockholders' Equity/ (Deficit) for the Period from Inception through June 30, 2006	F5 - F7

Statements of Cash Flows for the Years Ended June 30, 2006 and 2005 and for the period from Inception [September 26, 1986] through June 30, 2006	F8 - F9

Notes to the Financial Statements	F10 - F20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
International Automated Systems, Inc.

We have audited the accompanying balance sheet of International Automated Systems, Inc. as of June 30, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of International Automated Systems, Inc. for the period from inception [September 26, 1986] through June 30, 2005, were audited by other auditors whose report dated September 28, 2005 except for the Note 1 restatement which was dated February 20, 2006, expressed an unqualified opinion on those statements. Others audited the financial statements of the Company from September 26, 1986 through June 30, 1990, whose reports dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 2005, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2006 and the results of operations and cash flows for the years ended June 30, 2006, and for the period from September 26, 1986 through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah
September 29, 2006

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
International Automated Systems, Inc.

We have audited the accompanying balance sheet of International Automated Systems, Inc. (a development stage company) as of June 30, 2005, and the related statements of operations, stockholders= equity (deficit), and cash flows for the year ended June 30, 2005, and for the period from September 26, 1986 (date of inception) through June 30, 2005. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company from September 26, 1986 through June 30, 1990, which reflect an accumulated deficit of $192,978. Those statements were audited by other auditors whose reports, dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 1990, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005, and for the period from September 26, 1986 through June 30, 2005, in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
September 28, 2005, except for
paragraph 5 of Note 7, as to which the date is
February 20, 2006

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,
	2006	2005
CURRENT ASSETS

Cash	$708,379	$40,885
Prepaid sales commissions	-	4,000

Total Current Assets	708,379	44,885

Property and Equipment, net of $98,430 and $86,170 accumulated depreciation, respectively	196,791	60,491
Patents, net of $11,174 and $7,834 accumulated amortization, respectively	203,473	173,666

TOTAL ASSETS	$1,108,643	$279,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$128,995	$132,661
Accrued payroll taxes	59,829	154,600
Related party payable	392,886	48,588
Deposits from customers	459,000	40,000
Deposits from related parties	-	74,400
Notes payable-current portion	9,330	2,069

Total Current Liabilities	1,050,040	452,318

Net Long-Term Liabilities - Notes payable	68,287	-

TOTAL LIABILITIES	1,118,327	452,318

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 25,532,622 and 22,995,790 issued and outstanding, net 842,918 and 3,069,750 shares held in escrow account, respectively	12,083,707	10,446,859
Deficit accumulated during the development stage	(12,388,177)	(10,914,921)

Total Stockholders' Deficit	(9,684)	(173,276)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,108,643	$279,042

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2006	2005	June 30, 2006
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	16,945	233,131
Total Costs of Sales	-	16,945	315,058

GROSS LOSS	-	(16,945)	(171,484)

OPERATING EXPENSES
General and administrative	880,287	960,869	7,460,007
Research and development	592,386	471,189	5,496,300
Impairment of patents	-	-	110,082
License fees	-	-	270,634
Loss on disposal of property and equipment	-	-	(17,359)
Total Operating Expenses	1,472,673	1,432,058	13,319,664

LOSS FROM OPERATIONS	(1,472,673)	(1,449,003)	(13,491,148)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	(583)	-	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Other income / (expense)	-	6,123	(29,392)
Total Other Income (Expenses)	(583)	6,123	(244,334)

LOSS BEFORE EXTRAORDINARY GAIN	(1,473,256)	(1,442,880)	(13,735,482)

Extraordinary Gain on Sale of Patents	-	-	1,382,023

NET LOSS	$(1,473,256)	$(1,442,880)	$(12,353,459)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.06)	$(0.07)
Extraordinary gain	-	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(0.06)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	24,039,119	21,244,047

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity / Deficit

						Deficit
						Accumulated	Total
						During	Stockholders'
	Preferred Stock		Common Stock		Stock	Development	Equity/
	Shares	Amount	Shares	Amount	Rights	Stage	(Deficit)
Balance - September 30, 1986
(Date of Inception)	-	$-	-	$-	$-	$-	-
Stock issued for cash
September 1986 - $0.002 per share	-	-	5,100,000	11,546	-	-	11,546
September 1988 (net of $38,702 offering costs) - $0.32 per share	-	-	213,065	67,964	-	-	67,964
December 1988 (net of $6,059 offering costs) - $0.32 per share	-	-	33,358	10,641	-	-	10,641
March 1989 (net of $4,944 offering costs) - $0.32 per share	-	-	27,216	8,681	-	-	8,681
June 1989 (net of $6,804 offering costs) - $0.32 per share	-	-	37,461	11,950	-	-	11,950
Stock issued for services
September 1986 - $0.002 per share	-	-	300,000	679	-	-	679
June 1989 - $0.32 per share	-	-	5,000	1,595	-	-	1,595
Net loss for the period from September 26, 1986 through June 30, 1990	-	-	-	-	-	(192,978)	(192,978)
Balance - June 30, 1990	-	-	5,716,100	113,056	-	(192,978)	(79,922)

Class A Preferred and Common Stock issued for technology 1990-1996-$0.02 per share	1,000,000	292,786	6,000,000	175,672	-	-	468,458
Class A Preferred Stock issued for services July 2000 - $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
August 2000 - $0.00 per share	400,000	-	-	-	-	-	-
Class B Preferred stock issued for services
August 2000 - $0.00 per share	300,000	-	-	-	-	-	-
Common Stock issued for cash
January 1994 - $0.40 per share	-	-	59,856	23,942	-	-	23,942
May 1994 - $0.20 per share	-	-	137,500	27,500	-	-	27,500
January 1996 (net of $24,387 offering costs) - $3.86 per share	-	-	179,500	693,613	-	-	693,613
November 1997 - $1.43 per share	-	-	35,000	50,000	-	-	50,000
May 1998 - $1.20 per share	-	-	250,000	300,000	-	-	300,000
October 1999 - $2.00 per share	-	-	50,000	100,000	-	-	100,000
September 2000 - $1.67 per share	-	-	11,500	19,236	-	-	19,236
Oct through Dec 2000 - $1.03 per share	-	-	140,100	144,546	-	-	144,546
Jan through March 2001 - $1.30 per share	-	-	39,900	51,920	-	-	51,920
April through June 2001 - $0.98 per share	-	-	120,100	117,684	-	-	117,684
July through Dec 2001 - $0.86 per share	-	-	138,400	119,287	-	-	119,287
December 2001 - $0.71 per share	-	-	28,000	20,000	-	-	20,000
January 2002 - $1.39 per share	-	-	50,000	35,910	-	-	35,910
May through June 2002 - $0.25 per share	-	-	500,000	125,000	-	-	125,000
Common Stock issued for services
April 1991 - $0.10 per share	-	-	300,000	30,000	-	-	30,000

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity / (Deficit), continued

						Deficit
						Accumulated	Total
						During	Stockholders'
	Preferred Stock		Common Stock		Stock	Development	Equity /
	Shares	Amount	Shares	Amount	Rights	Stage	(Deficit)
January 1995 - $1.00 per share	-	-	100,000	100,000	-	-	100,000
May 1997 - $4.13 per share	-	-	14,000	57,750	-	-	57,750
June 1997 - $2.94 per share	-	-	5,000	14,690	-	-	14,690
December 1997 - $1.13 per share	-	-	6,000	6,750	-	-	6,750
October 1999 - $1.26 per share	-	-	50,000	63,147	-	-	63,147
August 2000 - $2.25 per share	-	-	268,000	603,000	-	-	603,000
May 2001 - $1.12 per share	-	-	3,000	3,360	-	-	3,360
Feb through March 2001 - $1.55 per share	-	-	350,000	542,500	-	-	542,500
October 2001 - $1.44 per share	-	-	150,000	216,000	-	-	216,000
February 2002 - $1.14 per share	-	-	25,000	28,500	-	-	28,500
Common Stock issued for financing transactions
November 2000 - $0.90 per share	-	-	50,000	45,000	-	-	45,000
December 2000 - $0.90 per share	-	-	10,000	9,000	-	-	9,000
January 2001 - $0.84 per share	-	-	30,000	25,320	-	-	25,320
June 2001 - $1.16 per share	-	-	120,000	139,200	-	-	139,200
Common Stock issued to satisfy liabilities
June 1991 - $0.03 per share	-	-	2,700,000	78,101	-	-	78,101
Grant of stock rights
May 1994 - $0.50 per share	-	-	-	6,750	13,500	-	6,750
June 1995 - $3.00 per share	-	-	-	95,283	31,761	-	95,283
August 1995 - $5.00 per share	-	-	-	25,000	5,000	-	25,000
Stock rights exercised
May 1997	-	-	36,761	-	(36,761)	-	-
June 1997	-	-	13,500	-	(13,500)	-	-
Redemption and retirement of treasury stock
December 1991 - $0.49 per share	-	-	(5,000)	(2,425)	-	-	(2,425)
December 1992 - $0.49 per share	-	-	(1,856)	(900)	-	-	(900)
Correction for additional shares issued 1990-2002	-	-	68,973	-	-	-	-
Contributed capital - cash and settlement of liability, no shares issued, 1990-2002	-	-	-	5,762,419	-	-	5,762,419
Capital distribution of related party receivable, 1990-2002	-	-	-	(1,577,674)	-	-	(1,577,674)
Net loss for the period from July 1, 1990 through June 30, 2002	-	-	-	-	-	(8,705,191)	(8,705,191)
Balance - June 30, 2002	3,700,000	294,786	17,749,334	8,388,137	-	(8,898,169)	(215,246)

Common Stock issued for cash
July 2002 - $0.20 per share	-	-	150,000	30,000	-	-	30,000
August 2002 - $0.26 per share	-	-	316,000	82,000	-	-	82,000
January 2003 - $0.32 per share	-	-	80,000	25,600	-	-	25,600
July through Sept 2002 - $0.39 per share	-	-	217,000	84,204	-	-	84,204
Oct through Dec 2002 - $0.33 per share	-	-	200,000	66,407	-	-	66,407
Jan through March 2003 - $0.26 per share	-	-	150,000	38,617	-	-	38,617

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity / (Deficit), continued
						Deficit
						Accumulated	Total
						During	Stockholders'
	Preferred Stock		Common Stock		Stock	Development	Equity /
	Shares	Amount	Shares	Amount	Rights	Stage	(Deficit)
April through June 2003 - $0.24 per share	-	-	240,000	57,234	-	-	57,234
Stock issued for services
July 2002 - $0.50 per share	-	-	3,806	1,903	-	-	1,903
October 2002 - $0.45 per share	-	-	885,000	398,250	-	-	398,250
November 2002 - $0.35 per share	-	-	65,000	22,750	-	-	22,750
May 2003 - $0.15 per share	-	-	10,000	1,500	-	-	1,500
Shares issued as part of share value guarantee
Aug through May 2003	-	-	260,000	-	-	-	-
Contributed capital - no shares issued July through June 2003	-	-	-	39,682	-	-	39,682
Capital distribution of related party receivable- July through June 2003	-	-	-	(52,606)	-	-	(52,606)
Net loss	-	-	-	-	-	(1,017,055)	(1,017,055)
Balance - June 30, 2003	3,700,000	294,786	20,326,140	9,183,678	-	(9,915,224)	(436,760)

Stock issued for cash
August 2003- $0.50 per share	-	-	132,400	66,200	-	-	66,200
September 2003- $0.50 per share	-	-	148,000	73,000	-	-	73,000
December 2003- $0.25 per share	-	-	34,000	8,500	-	-	8,500
July through Sept 2003 - $0.72 per share	-	-	84,000	60,880	-	-	60,880
Oct through Dec 2003 - $0.34 per share	-	-	111,200	37,731	-	-	37,731
Jan through March 2004 - $0.36 per share	-	-	91,500	32,560	-	-	32,560
April through June 2004 - $0.38 per share	-	-	104,800	40,337	-	-	40,337
Contributed capital - no shares issued July through June 2004	-	-	-	98,204	-	-	98,204
Net income	-	-	-	-	-	443,183	443,183
Balance - June 30, 2004	3,700,000	294,786	21,032,040	9,601,090	-	(9,472,041)	423,835

Stock issued for cash
August 2004- $0.25 per share	-	-	132,000	32,546	-	-	32,546
July through Sept 2004 - $0..37 per share	-	-	103,050	38,165	-	-	38,165
Oct through Dec 2004 - $0.34 per share	-	-	233,200	79,201	-	-	79,201
Jan through March 2005 - $0.47 per share	-	-	225,000	106,701	-	-	106,701
April through June 2005 - $0.40 per share	-	-	170,500	66,279	-	-	66,279
Settlement of debt by contributed capital - no shares issued	-	-	-	93,877	-	-	93,877
Stock issued for services	-	-	1,100,000	429,000	-		429,000
Net loss	-	-	-	-	-	(1,442,880)	(1,442,880)
Balance - June 30, 2005	3,700,000	294,786	22,995,790	10,446,859	-	(10,914,921)	(173,276)

Stock issued for cash
July through Sept 2005 - $0.56 per share	-	-	722,500	407,817	-	-	407,817
Oct through Dec 2005 - $0.43 per share	-	-	124,000	52,761	-	-	52,761
Jan through March 2006 - $0.88 per share	-	-	411,900	361,140	-	-	361,140
April through June 2006 - $0.66 per share	-	-	968,432	641,730	-	-	641,730
Stock issued for services - $0.30 per share	-	-	50,000	15,000	-	-	15,000
Stock issued for services - $0.34 per share	-	-	60,000	20,400	-	-	20,400
Stock issued for settlement of debt - $0.69 per share	-	-	200,000	138,000	-	-	138,000
Net loss	-	-	-		-	(1,473,256)	(1,473,256)
Balance - June 30, 2006	3,700,000	294,786	25,532,622	12,083,707	-	(12,388,177)	(9,684)

 The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,473,256)	$(1,442,880)	$(12,388,177)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,084	18,665	353,202
Stock based compensation	35,400	429,000	2,685,807
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	16,945	16,945
Write off of equipment to research & development	-	23,900	23,900
Loss on disposal of equipment	583	-	17,942
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	(6,123)	(6,123)
Stock issued for expenses	63,600	-	63,600
Changes in current assets and liabilities:
Prepaid sales commissions	4,000	-	-
Deposits from customers	419,000	-	459,000
Accounts payable	(3,665)	40,201	128,995
Related party payable	344,298	48,588	392,886
Accrued liabilities	(94,771)	(32,173)	159,828
Net Cash From Operating Activities	(685,727)	(903,877)	(8,880,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(75,010)	(17,783)	(402,869)
Purchase of rights to technology	(33,147)	(56,715)	(656,734)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(108,157)	(74,498)	(1,226,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,463,447	322,892	4,485,538
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(2,069)	(5,998)	(143,744)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	1,461,378	316,894	10,816,136

NET INCREASE IN CASH	667,494	(661,481)	708,379
CASH AT BEGINNING OF PERIOD	40,885	702,366	-
CASH AT END OF PERIOD	$708,379	$40,885	$708,379

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Continued)

	For the Years Ended
	June 30,
	2006	2005

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$265	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property acquired by long-term debt	$77,617	$-
Settlement of debt in exchange for common stock	$-	$93,877
Stock issued for debt	$74,400	$-

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2006 the Company had $708,379 of cash available.  The Company has had no revenue and no operating income for the years ended June 30, 2006 and 2005, and net losses of $1,473,256 were incurred for the year ended June 30, 2006.  As of June 30, 2006 the Company’s losses accumulated from inception totaled $12,388,177.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

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

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2006 and 2005 was $15,744 and $15,325, respectively. The major classes of assets as of the balance sheet date are as follows:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

	Cost	Accumulated Depreciation	Net
Land	$120,292	$-	$120,292
Computers & Equipment	23,357	19,132	4,225
Equipment	71,175	14,136	57,039
Trucks & Autos	68,633	56,535	12,098
Mobile Office	11,764	8,627	3,137
Net Property and Equipment	$295,221	$98,430	$196,791

Patents - Patent costs are capitalized for legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

At June 30, 2006 the Company had capitalized patents subject to amortization of $45,606 net of $11,174 in accumulated amortization. Also at June 30, 2006 the Company had capitalized $157,858 of in-process patents that were not subject to amortization. All patent costs were assessed for impairment based on their estimated future cash flows and none were determined to have been impaired during the years ended June 30, 2006, and 2005, respectively.  Amortization expense was $3,340 for both of the years ended June 30, 2006 and 2005, respectively.  Amortization expense is expected to be $3,340 per year for the next five years.

Revenue Recognition - Sales are recognized when collection is reasonably assured, performance of the service is complete, delivery has been completed, and acceptance has been obtained.

Recent Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating whether the Statement will have any impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has paid compensation through the issuance of equity securities, the Company expects that this pronouncement will be in effect for the next year’s financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 has a material affect on the Company’s financial position, results of operations or cash flows.

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

The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

For the Years Ended June 30,	2006	2005

Net income (loss), as reported	$(1,473,256)	$(1,442,880)
Deduct:
Compensation expense related to the issuance of common stock to employees	35,600	429,000
Total stock-based employee compensation expense determined under fair value based method for all awards	(7,509,261)	(9,595,209)
Add:
Compensation expense related to the issuance of common stock to employees	(35,600)	(429,000)
Pro forma net loss	$(8,982,517)	$(11,038,089)

Basic and diluted income (loss) per share, as reported	$(0.06)	$(0.07)
Basic and diluted loss per share, pro forma	$(0.37)	$(0.48)

See Note 8 for additional disclosure regarding the Company’s stock options.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $30,116 and $977 for the years ended June 30, 2006 and 2005, respectively.

Research and Development - Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Automated Fingerprint Identification Machine technology, the Digital Wave Modulation technology, the Self Checkout technology, the Steam Turbine technology, the Solar Power Plant technology and other various projects. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $592,386 and $471,189 for the fiscal years ended June 30, 2006 and 2005, respectively.

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

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

NOTE 2 - BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted loss per share is calculated by dividing adjusted loss available to common shareholders by the weighted-average number of common shares and additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The computations of basic and diluted loss per share were as follows:

For the Years Ended June 30,	2006	2005

Loss before extraordinary gain	$(1,473,256)	$(1,442,880)
Extraordinary gain	-	-
	$(1,473,256)	$(1,442,880)

Basic and Diluted Weighted-Average Common Shares Outstanding	24,039,119	21,244,047

Basic and Diluted Income (Loss) Per Share Loss before extraordinary gain	$(0.06)	$(0.07)
Extraordinary gain	$-	$-
Net Income (Loss)	$(0.06)	$(0.07)

For the years ended June 30, 2006 and 2005, the Company had 101,900,000 and 101,900,000 potentially issuable shares, respectively, that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3 - RELATED PARTY TRANSACTIONS

Rent - During 2003, the Company commenced leasing its office and research and development space on a month-to-month basis from Mr. Neldon Johnson, president.  Also during 2003, the Company placed 1,000,000 shares of common stock in an escrow account to be sold, the proceeds of which are used to pay Mr. Johnson’s mortgage on the leased facilities.  During the year ended June 30, 2005, 219,200 shares of stock were sold for proceeds of $89,397.  During the year ended June 30, 2006, 253,882 shares of stock were sold for proceeds of $181,052.  At June 30, 2006 there were 303,918 shares in the escrow account.  In March 2004, the Company began paying an additional $2,500 a month in rent. The lease is classified as an operating lease. During the years ended June 30, 2006 and 2005 the Company recorded $205,052 and $149,998 in rent expense under this operating lease.

The Company was loaned $344,298 by an officer during the year ended June 30, 2006. As of June 30, 2006 the loan balance with this officer was 389,298. The loan is unsecured, payable on demand, and non-interest bearing.

As of June 30, 2006 the Company owed a shareholder $3,588. This loan is unsecured, payable on demand, and non-interest bearing.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

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

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005 - 5,000,000 shares
January 1, 2006 - 5,000,000 shares
January 1, 2007 - 5,000,000 shares
January 1, 2008 - 10,000,000 shares
January 1, 2009 - 10,000,000 shares
January 1, 2010 - 65,000,000 shares

As of June 30, 2006, the Company does not have sufficient common shares authorized to satisfy this agreement.  Until the Company amends its articles of incorporation to increase the number of common shares, all of the warrants cannot be exercised.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 2006 and 2005, consisted of the following:
	June 30, 2006	June 30, 2005
Note payable to a financing company; noninterest bearing; secured by an automobile; due in November 2005	$-	$2,069

Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $10,000	77,617	-

Less: Current portion	(9,330)	(2,069)

Net Long-Term Debt	$68,287	$-

The scheduled maturities of this note payable are as follows:

2007	$9,330
2008	5,220
2009	5,585
2010	5,976
2011	6,395
Thereafter	45,111
$77,617

NOTE 6 - PREFERRED STOCK

Series A Preferred Stock - The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements, and has liquidation preferences equivalent to the common shares. Each preferred share is entitled to the voting rights of ten common shares.  At June 30, 2006 and 2005, there were 3,400,000 Series A Preferred shares issued and outstanding.

Series B Preferred Stock - The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares, and each preferred share is entitled to the voting rights of ten common shares.

Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  The Series B Preferred stock was issued to employees for services and has been accounted for as the issuance of stock options.  At June 30, 2006 and 2005, there were 300,000, series B Preferred shares issued and outstanding.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

NOTE 7 - COMMON STOCK

Common Stock Issued for Cash— At July 1, 2002, the Company had 5,000,000 shares of common stock in escrow accounts to be sold. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2006, 2,226,832 shares were sold for proceeds of $1,463,448 at prices ranging from $0.27 to $1.06 per share.  The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2006, there was a balance of 842,918 shares left in escrow.  These shares are not accounted for as issued or outstanding common shares.

During the year ended June 30, 2005, the Company issued 132,000 shares of common stock to an individual in exchange for $32,546 in cash for $0.25 per share.

Common Stock Issued for Services - During the year ended June 30, 2006, the company issued 110,000 shares of common stock to individuals in exchange for services performed. The shares where valued at $35,400 or between $0.30 and $0.34 per share.

During the year ended June 30, 2005, the Company issued 1,100,000 shares of common stock to certain employees for services performed. The common stock had a fair value of $429,000 or $0.39 per share which was the market value of the common stock on the date of issuance.

Common Stock Issued for Settlement of Debt— In January 2003 the company entered into an agreement for the sale and installation of certain equipment known as OrderXcel. The company received a deposit of $74,400 for this equipment and services. Due to the Buyers inability to procure a place for installation, the agreement was cancelled and the Company agreed to issue 200,000 shares of restricted common stock in exchange for a mutual release settling all past, present, and future obligations regarding the agreement. The common stock had a fair value of $138,000 on the date of issuance and the Company recognized additional expenses of $63,600.

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
June 30, 2006 and 2005

A summary of the stock options and warrants issued is as follows:

		Weighted
		Average
		Exercise
Options and Warrants	Shares	Price

Outstanding at June 30, 2004	101,600,000	$0.44
Issued	-	-
Outstanding at June 30, 2005	101,600,000	0.44
Issued	-	-
Outstanding at June 30, 2006	101,600,000	$0.44

The following table summarizes information about stock options and warrants outstanding at June 30, 2006:

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	June 30, 2006	Life	Price	June 30, 2006	Price

$ 3.00	1,600,000	4.15	$ 3.00	1,100,000	$ 3.00
$ 0.40	100,000,000	28.3 years	$ 0.40	5,000,000	$ 0.40

The following assumptions were used in the Black Scholes option-pricing model for the 100,000,000 shares with an exercise price of $0.40: dividend yield of 0%; expected volatility of 138.76%; risk-free interest rate of 4.79% and expected lives of 3,650 days.

NOTE 9 - DEPOSITS FROM CUSTOMERS

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

In the fiscal year 2005, the Company received $40,000 in deposits from an individual towards the purchase and installation of a solar thermal energy power plant.  During the year ended June 30, 2006 the Company received deposits from customers totaling $419,000 relating to the solar lens sub-lease agreement. According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

NOTE 10 - INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2006 and 2005.  The valuation allowance for deferred tax assets increased by $391,179 from a balance of $1,683,537 as of June 30, 2005. Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $2,074,716, as detailed below.

For the Years Ended June 30,	2006	2005

Operating loss carryforwards	$2,083,551	$1,681,254
Accumulated depreciation/amortization	(8,835)	2,283

Net Deferred Tax Assets Before Valuation Allowance	2,074,716	1,683,537

Less: Valuation Allowance	(2,074,716)	(1,683,537)

Net Deferred Tax Asset	$-	$-

At June 30, 2006, the Company has operating loss carryforwards of $5,585,928 that, if unused, begin to expire June 30, 2011.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2006 and 2005:

For the Years Ended June 30,	2006	2005
Income tax provision (benefit) at statutory rate (34%)	$(500,907)	$(490,579)
Deferred tax valuation allowance change	548,147	536,980
Non-deduductible expenses/taxable income	1,377	1,214
State taxes net of federal provision (benefit	(48,617)	(47,615)

Provision for Income Taxes	$-	$-

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of June 30, 2006, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

Legal - On September 23, 1998, the Company was notified by the U.S. Securities and Exchange Commission (SEC) of formal action against the Company, its president, and members of his family for possible securities violations. The action stems from alleged material misrepresentations by the Company and the Company’s employees regarding new technology developed by the Company. The SEC was seeking disgorgement of the proceeds from the sale of stock by the Company’s principals that occurred between June 1995 and June 1996. During the year ended June 30, 2005, the Company settled this action by paying $50,000 under a settlement agreement with the SEC.

During the year ended June 30, 2006, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that at this point the chance of any losses resulting from these requests is remote.

Payroll Tax Contingency—The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.   As of June 30, 2006 current and delinquent payroll taxes totaled $59,829.

NOTE 12 - SUBSEQUENT EVENTS

Land - On July 12, 2006 the Company entered into a purchase agreement for a piece of land for $96,325. The Company obtained a loan for $66,000 to cover part of the cost of the land.

Warrants Exercised - On August 28, 2006, the Company issued 625,000 shares of common stock to Neldon Johnson at $.40 per share for total consideration of $250,000. See Note 4 for an explanation of the warrant agreement.