Form 10QSB
period 2006-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2006-11-21
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of September 30, 2006 Registrant had 27,000,540 shares of common stock, no par value per share, which includes 709,918 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No  ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Balance Sheets as of September 30, 2006 and June 30, 2006		3

Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2006 and 2005 and for the Period from September 26, 1986 (Date of Inception) through September 30, 2006		4

Unaudited Condensed Statements of Cash Flows for the Three Months Ended September 30, 2006 and 2005 and for the Period from September 26, 1986 (Date of Inception) through September 30, 2006		5

Notes to the Unaudited Condensed Financial Statements		7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Commitments and Contingencies	14

Item 4.	Defaults Upon Senior Securities	14

Item 5.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Other Information	14

Item 7.	Exhibits and Reports on Form 8-K	14

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	Unaudited	Audited
	September 30,	June 30,
	2006	2006
CURRENT ASSETS

Cash	$353,756	$708,379

Total Current Assets	353,756	708,379

Property and Equipment, net of $105,308 and $98,430 accumulated depreciation, respectively	378,291	196,791
Patents, net of $12,009 and $11,174 accumulated amortization, respectively	227,792	203,473

TOTAL ASSETS	$959,839	$1,108,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$51,050	$128,995
Accrued payroll taxes	61,254	59,829
Related party payable	227,995	392,886
Deposits from customers	495,000	459,000
Notes payable-current portion	9,330	9,330

Total Current Liabilities	844,629	1,050,040

Net Long-Term Liabilities - Notes Payable	124,994	68,287

TOTAL LIABILITIES	969,623	1,118,327

STOCKHOLDERS' DEFICIT

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 26,290,622 and 25,532,622 shares issued and outstanding, net 709,918 and 842,918 shares held in escrow account, respectively	14,154,953	12,083,707
Deficit accumulated during the development stage	(14,459,523)	(12,388,177)

Total Stockholders' Deficit	(9,784)	(9,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$959,839	$1,108,643

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	For the Three Months Ended		For the Period From Inception (September 26, 1986) Through
	September 30,		September 30,
	2006	2005	2006
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-		(171,484)

OPERATING EXPENSES
General and administrative	1,925,672	141,796	9,385,679
Research and development	145,674	73,737	5,641,974
Impairment of patents	-	-	110,082
License fees	-	-	270,634
Total Operating Expenses	2,071,346	215,533	15,408,369

LOSS FROM OPERATIONS	(2,071,346)	(215,533)	(15,579,853)

OTHER INCOME (EXPENSES)
Gain (loss) on impairment of assets	-	-	(583)
Gain (loss) on disposal of property and equipment	-	-	(17,359)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	-	22,444
Other	-	-	(29,392)
Total Other Income (Expenses)	-	-	(261,693)

LOSS BEFORE EXTRAORDINARY GAIN	(2,071,346)	(215,533)	(15,841,693)

Extraordinary Gain on Sale of Patents	-	-	1,382,023

NET LOSS	$(2,071,346)	$(215,533)	$(14,459,523)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.08)	$(0.03)
Extraordinary gain	-	-

Net Loss Applicable to Common Shareholders	$(0.08)	$(0.03)

Weighted Shares Used in Per Share Calculation	25,623,321	21,561,928

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the Three Months		For the Period From Inception (September 26, 1986) Through
	Ended September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,071,346)	$(215,533)	$(14,459,523)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,713	4,828	360,915
Stock based compensation	1,742,349	15,000	4,428,156
Settlement of liability	-	-	-
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,942
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	-	63,600
Changes in current assets and liabilities:
Deposits from customers	36,000	-	495,000
Accounts payable	(77,945)	(84,474)	51,050
Related party payable	85,109	-	477,995
Accrued liabilities	1,425	473	161,253
Net Cash From Operating Activities	(276,695)	(279,706)	(9,157,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(122,378)	-	(525,247)
Proceeds from sale of property and equipment	-	11,237	-
Purchase of rights to technology	(25,154)	(1,356)	(681,888)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(147,532)	9,881	(1,374,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	78,897	407,818	4,564,435
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	-	145,220	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(9,293)	(550)	(153,037)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	69,604	552,488	10,885,740

NET CHANGE IN CASH	(354,623)	282,663	353,756
CASH AT BEGINNING OF PERIOD	708,379	40,885	-
CASH AT END OF PERIOD	$353,756	$323,548	$353,756

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows (Continued)

	For the Three Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of land with notes payable	$66,000	$-
Issuance of common stock in exchange for payment of debt	$250,000	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB as of June 30, 2006. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2007.

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

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the three-month period ended September 30, 2006, and a net loss of $2,071,346 was incurred for the three-month period ended September 30, 2006. As of September 30, 2006, the Company’s losses accumulated from inception totaled $14,459,523. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005 - 5,000,000 shares
January 1, 2006 - 5,000,000 shares
January 1, 2007 - 5,000,000 shares
January 1, 2008 - 10,000,000 shares
January 1, 2009 - 10,000,000 shares
January 1, 2010 - 65,000,000 shares

In August 2006, Mr. Johnson exercised 625,000 of the warrants in exchange for $250,000 payment of debt as described in Note 6.

In August 2000, the Company issued options to purchase 1,000,000 shares of restricted common stock over a ten year period at $3.00 per share as part of employment agreements. These options vest 100,000 shares per year over a ten year period and expire ten years from the date of issuance.

In August 2000, the Company issued options to purchase 600,000 shares of restricted common stock over a ten year period at $3.00 per share as part of employment agreements. These options vested on August 24, 2000 and expire ten years from the date of issuance.

Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of July 1, 2006.

Following the provisions of SFAS No. 123(R), we have adopted the modified prospective method of accounting and reporting for share-based payments and we recognize the related cost of an option over the period during which an employee is required to provide the requisite service. Prior periods have not been restated for stock compensation based on estimates of fair value of options. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. We use historical data to estimate the expected volatility and expected life.

Assumptions used for the valuation model for the May 14, 2004 agreement are set forth below:

Expected volatility factor	138.76%	Average expected life (years)	10

Risk-free interest rate	4.79%	Dividend yield	0

Assumptions used for the valuation model for the August 2000 agreement of 1,000,000 shares are set forth below:

Expected volatility factor	137.47%	Average expected life (years)	10

Risk-free interest rate	5.73%	Dividend yield	0

Assumptions used for the valuation model for the August 2000 agreement of 600,000 shares are set forth below:

Expected volatility factor	137.47%	Average expected life (years)	5

Risk-free interest rate	5.73%	Dividend yield	0

The following table summarizes information about the stock options and warrants outstanding at September 30, 2006:

Options			Number
Outstanding at	Weighted Average	Weighted Average	Exercisable at	Weighted Average
Sept. 30, 2006	Remaining Contractual Life	Exercise Price	Sept. 30, 2006	Exercisable Price
1,600,000	3.9 years	$ 3.00	1,300,000	$ 3.00
99,375,000	29.05 years	$ 0.40	9,375,000	$ 0.40

For the three months ended September 30, 2006, total stock-based employee compensation expense recognized was $1,742,349. As of September 30, 2006, there was approximately $17,365,551 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.9 years.

The following summarizes the stock-based employee compensation expense for the three months ended September 30, 2005, had we adopted the provisions of SFAS No. 123(R):

Net loss, as reported	$(215,533)

Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(2,038,792)
Pro forma net loss, as restated	$(2,254,325)

Pro forma loss per common share:
Basic and diluted loss per common share as reported	$0.01
Diluted and diluted loss per common share pro forma	$0.010

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of September 30, 2006, the Company has not provided any services of equipment required under this agreement and has recognized no revenues.

Legal - During the year ended June 30, 2006, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that the chance of any losses resulting from these requests is remote.

Payroll Tax Contingency—The Company has unpaid federal and state withholding tax liabilities from prior periods which are substantially past due.  The Company was also assessed penalties by the IRS related to the filing of their 1999 W-2’s.  As of September 30, 2006, the remaining delinquent balance assessed by the federal and state agencies, including penalties and interest, was approximately $13,000.  As of September 30, 2006 current and delinquent payroll taxes totaled approximately $61,000.

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2006 the Company had a total of 842,918 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2006, 133,000 shares where sold for proceeds of $78,897 at prices between $0.51 and $0.74 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At September 30, 2006, there was a balance of 709,918 shares left in escrow and a cash balance in escrow of $360,209.

NOTE 6 - LOAN FROM SHAREHOLDER

During the three months ended September 30, 2006 the Company borrowed from Mr. Neldon Johnson, the Company’s president and majority shareholder $164,891 to cover operating expenses. As described in Note 3, the Company issued 625,000 shares of common stock to Mr. Johnson in exchange for payment of $250,000 of debt ($0.40 per share.) There is no stated interest rate or payment term on the loan. The amount outstanding on the loan at September 30, 2006 was $224,407.

As of September 30, 2006 the Company owed a shareholder $3,588. This loan is unsecured, payable on demand, and non-interest bearing.

NOTE 7 - CUSTOMER DEPOSITS

During the three months ended September 30, 2006 the Company received deposits from customers totaling $63,000 relating to the solar lens sub-lease agreement. According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

NOTE 8 - SUBSEQUENT EVENT

On October 13, 2006 the Board of Directors passed a resolution to issue 5,000,000 shares of the Company’s common restricted stock to J. David Nelson, attorney for the Company, as a retainer for future professional and legal services and other costs as deemed necessary by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, total current assets were $353,756 and total assets were $959,839 compared to total current assets $708,379 and total assets $1,108,643 as of June 30, 2006.

As of September 30, 2006, Registrant had total liabilities of $996,623 and shareholders' deficit of $9,784 as compared to total liabilities of $1,118,327 and shareholders' deficit of $9,684 as of June 30, 2006. The deficit accumulated during the development stage was $14,459,523 as of September 30, 2006, compared to $12,388,177 as of June 30, 2006. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of September 30, 2006, the ratio of current assets to current liabilities was approximately 0.36 to one.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

For the three months ended September 30, 2006 and 2005, the Registrant had no revenue and no cost of sales.  For the three months ended September 30, 2006, registrant had total operating expenses of $2,071,346 compared to expenses of $215,533 during the same quarter of a year earlier. For the quarter, the net loss per share was $0.08 compared to a net loss of $0.03 for the same quarter a year earlier. For the quarter ended September 30, 2006, general and administrative expenses were $1,925,672 compared to $141,796 and research development expenses were $145,674 compared to $73,737 a year earlier. The increase in net loss is primarily due to an increase in general and administrative expenses, which is due primarily to adopting the following change in accounting principle. Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of July 1, 2006.

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

ITEM 2. CHANGES IN SECURITIES

At June 30, 2006 the Company had a total of 842,918 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2006, 133,000 shares where sold for proceeds of $78,897 at prices between $0.51 and $0.74 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. At September 30, 2006, there was a balance of 709,918 shares left in escrow and a cash balance in escrow of $360,209.

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

ITEM 3. COMMITMENTS AND CONTINGENCIES

The Company has entered into a contract with Solar Renewable Energy-1,LLC for the purchase and installation of a solar thermal power plant. The contact is contingent on several factors and will entail progress payments. As of September 30, 2006, the Company has not provided any equipment or services as per the contract.

The Company, as of September 30, 2006, has received deposits from customers totaling $522,000 relating to the solar lens sub-lease agreement. According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

ITEM 4. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. OTHER INFORMATION.

SUBSEQUENT EVENTS

On October 13, 2006 the Board of Directors passed a resolution to issue 5,000,000 shares of the Company’s common restricted stock to J. David Nelson, attorney for the Company, as a retainer for future professional and legal services and other costs as deemed necessary by the Company.

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

Date: November 20, 2006

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer