Form 10QSB
period 2006-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2007-02-14
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of December 31, 2006 Registrant had 26,783,202 shares of common stock, no par value per share, which includes 5,217,338 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No   ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Balance Sheets as of December 31, 2006 and June 30, 2006		3

Unaudited Condensed Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2006		4

Unaudited Condensed Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2006		5

Notes to Unaudited Condensed Financial Statements		7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Commitments and Contingencies	16

Item 4.	Defaults Upon Senior Securities	16

Item 5.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Other Information	16

Item 7.	Exhibits and Reports on Form 8-K	16

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	Unaudited	Audited
	December 31,	June 30,
	2006	2006
CURRENT ASSETS

Cash	$288,229	$708,379

Total Current Assets	288,229	708,379

Property and Equipment, net of $115,154 and $98,430 accumulated depreciation, respectively	375,914	196,791
Prepaid Expense	3,370	-
Patents, net of $12,844 and $11,174 accumulated amortization, respectively	224,833	203,473

TOTAL ASSETS	$892,346	$1,108,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$25,213	$128,995
Accrued payroll taxes	47,320	59,829
Related party payable	406,796	392,886
Deposits from customers	495,000	459,000
Notes payable-current portion	14,598	9,330

Total Current Liabilities	988,927	1,050,040

Net Long-Term Liabilities - Notes Payable	119,726	68,287

TOTAL LIABILITIES	1,108,653	1,118,327

STOCKHOLDERS' DEFICIT

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 26,783,202 and 25,532,622 shares issued and outstanding, net 5,217,338 and 842,918 shares held in escrow account, respectively	16,159,679	12,083,707
Deficit accumulated during the development stage	(16,670,772)	(12,388,177)

Total Stockholders' Deficit	(216,307)	(9,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$892,346	$1,108,643

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period From Inception (September 26,1986) Through December 31,
	2006	2005	2006	2005	2006
REVENUE
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue					143,574

COST OF GOODS SOLD
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	233,131
Total Costs of Sales	-	-	-	-	315,058

GROSS LOSS	-	-	-	-	(171,484)

OPERATING EXPENSES
General and administrative	1,960,676	174,022	3,886,348	315,817	11,346,355
Research and development	250,573	48,784	396,247	122,522	5,892,547
Impairment of patents	-	-	-	-	110,082
License fees	-	-	-	-	270,634
Loss on disposal of property and equipment	-	-	-	-	17,359
Total Operating Expenses	2,211,249	222,806	4,282,595	438,339	17,636,977

LOSS FROM OPERATIONS	(2,211,249)	(222,806)	(4,282,595)	(438,339)	(17,808,461)

OTHER INCOME (EXPENSES)
Forfeiture of deposits	-	-	-	-	(236,803)
Loss on impairment of assets	-	-	-	-	(583)
Interest income	-	-	-	-	22,444
Other	-	-	-	-	(29,392)
Total Other Income (Expenses)	-	-	-	-	(244,334)

LOSS BEFORE EXTRAORDINARY GAIN	(2,211,249)	(222,806)	(4,282,595)	(438,339)	(18,052,795)

Extraordinary Gain on Sale of Patents	-	-	-	-	1,382,023

NET LOSS	$(2,211,249)	$(222,806)	$(4,282,595)	$(438,339)	$(16,670,772)

Basic and Diluted Loss Per Share	$(0.08)	$(0.01)	$(0.16)	$(0.02)

Weighted Shares Used in Per Share Calculation	26,518,834	23,854,507	26,194,083	23,584,095

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the Six Months Ended December 31,		For the Period From Inception (September 26,1986) Through December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,282,595)	$(438,339)	$(16,670,772)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,394	9,605	371,596
Stock based compensation	3,479,202	35,400	6,165,009
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,942
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	-	63,600
Changes in current assets and liabilities:
Prepaid Expenses	(3,370)	-	(3,370)
Deposits from customers	36,000	54,000	495,000
Accounts payable	(103,781)	(69,524)	25,214
Related party payable	263,910	-	656,796
Accrued liabilities	(12,509)	(22,628)	147,319
Net Cash From Operating Activities	(604,749)	(431,486)	(9,485,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(129,847)	-	(532,716)
Proceeds from sale of property and equipment	-	11,237	-
Purchase of rights to technology	(23,031)	(8,171)	(679,765)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(152,878)	3,066	(1,379,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	346,770	460,579	4,832,308
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	-	257,333	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(9,293)	(1,586)	(153,037)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	337,477	716,326	11,153,613

NET CHANGE IN CASH	(420,150)	287,906	288,229
CASH AT BEGINNING OF PERIOD	708,379	40,885	-
CASH AT END OF PERIOD	$288,229	$328,791	$288,229

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows (Continued)

	For the Six Months Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of land with notes payable	$66,000	$-
Issuance of common stock in exchange for payment of debt	$250,000	$-

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2006

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB/A as of June 30, 2006. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2007.

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

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the six-month period ended December 31, 2006, and a net loss of $4,282,595 was incurred for the six-month period ended December 31, 2006. As of December 31, 2006, the Company’s losses accumulated from inception totaled $16,670,772. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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
December 31, 2006

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005 - 5,000,000 shares
January 1, 2006 - 5,000,000 shares
January 1, 2007 - 5,000,000 shares
January 1, 2008 - 10,000,000 shares
January 1, 2009 - 10,000,000 shares
January 1, 2010 - 65,000,000 shares

In August 2006, Mr. Johnson exercised 625,000 of the warrants in exchange for $250,000 reduction of debt as described in Note 6.

In August 2000, the Company issued options to employees of the Company to purchase 1,000,000 shares of restricted common stock over a ten year period at $3.00 per share as part of employment agreements. These options vest 100,000 shares per year over a ten year period and expire ten years from the date of issuance.

In August 2000, the Company issued options to officers of the Company to purchase 600,000 shares of restricted common stock over a ten year period at $3.00 per share as part of employment agreements. These options vested on August 24, 2000 and expire ten years from the date of issuance.

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

Following the provisions of SFAS No. 123(R), we have adopted the modified prospective method of accounting and reporting for share-based payments and we recognize the related cost of an option over the period during which an employee is required to provide the requisite service. Prior periods have not been restated for stock compensation based on estimates of fair value of options. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested options before exercising them, the estimated volatility of our stock price, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our condensed statements of operations.

Assumptions used for the valuation model for the May 14, 2004 agreement are set forth below:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2006

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period From Inception, (September 26, 1986) through December 31,
	2006	2005	2006	2005	2006

Expected life (in years) (1)	10	10	10	10	10
Risk-free interest rate (2)	4.79%	4.79%	4.79%	4.79%	4.79%
Expected volatility factor (3)	138.76%	138.76%	138.76%	138.76%	138.76%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
For the three and six months ended December 31, 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3)	For the three and six months ended December 31, 2006, we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 1,000,000 shares are set forth below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period From Inception (September 26, 1986) through December 31,
	2006	2005	2006	2005	2006

Expected life (in years) (1)	10	10	10	10	10
Risk-free interest rate (2)	5.73%	5.73%	5.73%	5.73%	5.73%
Expected volatility factor (3)	137.47%	137.47%	137.47%	137.47%	137.47%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
For the three and six months ended December 31, 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3)	For the three and six months ended December 31, 2006, we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 600,000 shares are set forth below:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2006

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period From Inception (September 26, 1986) through December 31,
	2006	2005	2006	2005	2006

Expected life (in years) (1)	5	5	5	5	5
Risk-free interest rate (2)	5.73%	5.73%	5.73%	5.73%	5.73%
Expected volatility factor (3)	137.47%	137.47%	137.47%	137.47%	137.47%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
For the three and six months ended December 31, 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3)	For the three and six months ended December 31, 2006, we estimated the expected volatility based on historical share price data.

The following table summarizes stock option activity of the plan:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life in Years	Value

Outstanding at June 30, 2006	101,600,000	$0.44	27.9

Activity during the period
Exercised	(625,000)	$0.40

Outstanding at December 31, 2006	100,975,000	$0.44	27.4	$7,950,000
Exercisable at December 31, 2006	10,675,000	$0.69	24.0	$750,000

The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $68,750 and $0, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $68,750 and $0, respectively.

A summary of the status of non-vested options as of December 31, 2006, and changes during the six months ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-vested at June 30, 2006	90,400,000	$0.37

Activity during the period:
Vested	(100,000)	$2.19

Non-vested at December 31, 2006	90,300,000	$0.37

The following table summarizes information about the stock options and warrants outstanding at December 31, 2006:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2006

Options Outstanding at Dec. 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2006	Weighted Average Exercisable Price
1,600,000	3.6 years	$3.00	1,300,000	$3.00
99,375,000	27.8 years	$0.40	9,375,000	$0.40

For the three and six months ended December 31, 2006, total stock-based employee compensation expense recognized was $1,742,349 and $3,479,203, respectively. For both the three and six months ended December 31, 2006, stock-based employee compensation expense was recorded and classified as general and administrative expenses.

As of December 31, 2006, there was approximately $15,628,697 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

The following summarizes the stock-based employee compensation expense for the three and six months ended December 31, 2006, had we adopted the provisions of SFAS No. 123(R):

	For the Three Months Ended December 31, 2005	For the Six Months Ended December 31, 2005

Net loss, as reported	$(222,806)	$(438,339)

Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(2,032,196)	(4,070,988)

Pro forma net loss, as restated	(2,255,002)	$(4,509,327)

Pro forma loss per common share:
Basic	$0.09	$0.19
Diluted	$0.09	$0.19

Reduction in debt received from the exercise of stock options during the three and six months ended December 31, 2006 was $250,000 and $250,000, respectively. No tax benefit was realized from the exercise of the options.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2006, the Company has not provided any services of equipment required under this agreement and has recognized no revenues.

Legal - During the six months ended December 31, 2006, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that the chance of any losses resulting from these requests is remote.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2006

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2006 the Company had a total of 842,918 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2006, 625,580 shares where sold for proceeds of $346,769 at prices between $0.45 and $0.74 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. On October 13, 2006 the Board of Directors passed a resolution to reserve 5,000,000 shares of the Company’s common restricted stock for J. David Nelson, attorney for the Company, as a retainer for future professional and legal services and other costs as deemed necessary by the Company. At December 31, 2006, there was a balance of 5,217,338 shares left in escrow and a cash balance in escrow of $79,286.

NOTE 6 - LOAN FROM SHAREHOLDER

During the six months ended December 31, 2006 the Company borrowed money for operating expenses from Mr. Neldon Johnson, the Company’s president and majority shareholder. As described in Note 3, the Company issued 625,000 shares of common stock to Mr. Johnson in exchange for relief of $250,000 of debt ($0.40 per share.) There is no stated interest rate or payment terms on the loan. The amount outstanding on the loan at December 31, 2006 was $383,995.

NOTE 7 - CUSTOMER DEPOSITS

During the six months ended December 31, 2006 the Company received deposits from customers totaling $36,000 relating to the solar lens sub-lease agreements. According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, total current assets were $288,229 and total assets were $892,346 compared to total current assets $708,379 and total assets $1,108,643 as of June 30, 2006.

As of December 31, 2006, Registrant had total liabilities of $1,108,653 and shareholders' deficit of $216,307 as compared to total liabilities of $1,118,327 and shareholders' deficit of $9,684 as of June 30, 2006. The deficit accumulated during the development stage was $16,670,772 as of December 31, 2006, compared to $12,388,177 as of June 30, 2006. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of December 31, 2006, the ratio of current assets to current liabilities was approximately 0.29 to one.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 compared to Three Months Ended December 31, 2005

For the three months ended December 31, 2006 and 2005, the Registrant had no revenue and no cost of sales.  For the three months ended December 31, 2006, registrant had total operating expenses of $2,211,249 compared to expenses of $222,806 during the same quarter of a year earlier. For the quarter, the net loss per share was $0.08 compared to a net loss of $0.01 for the same quarter a year earlier. For the quarter ended December 31, 2006, general and administrative expenses were $1,960,676 compared to $174,022 and research development expenses were $250,573 compared to $48,784 a year earlier. The increase in net loss is primarily due to an increase in general and administrative expenses, which is due primarily to adopting the following change in accounting principle. Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of July 1, 2006.

Six Months Ended December 31, 2006 compared to Six Months Ended December 31, 2005

For the six months ended December 31, 2006 and 2005, the Registrant had no revenues or cost of sales.  For  the  six  months ended December 31, 2006,  registrant  had  total operating expenses of $4,282,595  compared to expenses of $438,339 during  the same  six month period for a year earlier. For the six months ended December 31, 2006, general and administrative expenses were $3,886,348 compared to $315,817 and research and development expenses were $396,247 compared to $122,522 a year earlier. For the six months, the Registrant had a net loss of $4,282,595 compared to a net loss of $438,339 for the same six month period a year earlier. For the six months ended December 31, 2006 the net loss per share was $0.16 compared to $0.02 for the same period a year earlier. . The increase in net loss is primarily due to an increase in general and administrative expenses, which is due primarily to adopting the following change in accounting principle. Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of July 1, 2006.

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

ITEM 2. CHANGES IN SECURITIES

At June 30, 2006 the Company had a total of 842,918 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2006, 625,580 shares where sold for proceeds of $346,769 at prices between $0.45 and $0.74 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. On October 13, 2006 the Board of Directors passed a resolution to reserve 5,000,000 shares of the Company’s common restricted stock for J. David Nelson, attorney for the Company, as a retainer for future professional and legal services and other costs as deemed necessary by the Company. At December 31, 2006, there was a balance of 5,217,338 shares left in escrow and a cash balance in escrow of $79,286.

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

ITEM 3. COMMITMENTS AND CONTINGENCIES

The Company has entered into a contract with Solar Renewable Energy-1,LLC for the purchase and installation of a solar thermal power plant. The contract is contingent on several factors and will entail progress payments. As of December 31, 2006, the Company has not provided any equipment or services as per the contract.

The Company, as of December 31, 2006, has received deposits from customers totaling $495,000 relating to the solar lens sub-lease or sales agreements. The Company has not yet completed the installation of all the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

ITEM 4. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. OTHER INFORMATION.

None.

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

Date: February 13, 2006

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer