Form 10QSB
period 2007-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2007-05-15
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of March 31, 2007 Registrant had 26,920,122 shares of common stock, no par value per share, which includes 5,080,418 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No   ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Unaudited Condensed Balance Sheets as of March 31, 2007 and June 30, 2006		2

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2007 and 2006 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2007		3

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2007		4

Notes to Unaudited Condensed Financial Statements		5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Commitments and Contingencies	17

Item 4.	Defaults Upon Senior Securities	17

Item 5.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Other Information	17

Item 7.	Exhibits and Reports on Form 8-K	17

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	Unaudited	Audited
	March 31,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS

Cash	$195,122	$708,379
Prepaid expenses	2,166	-

Total Current Assets	197,288	708,379

Property and Equipment, net of $125,351 and $98,430 accumulated depreciation, respectively	365,719	196,791
Patents, net of $13,679 and $11,174 accumulated amortization, respectively	237,816	203,473

TOTAL ASSETS	$800,823	$1,108,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$37,788	$128,995
Accrued payroll taxes	44,345	59,829
Related party payable	680,332	392,886
Deposits from customers	585,000	459,000
Notes payable-current portion	9,330	9,330

Total Current Liabilities	1,356,795	1,050,040

Net Long-Term Liabilities - Notes Payable	124,994	68,287

TOTAL LIABILITIES	1,481,789	1,118,327

STOCKHOLDERS' DEFICIT

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 26,920,122 and 25,532,622 shares issued and outstanding, net 5,080,418 and 842,918 shares held in escrow account, respectively	17,780,298	12,083,707
Deficit accumulated during the development stage	(18,756,050)	(12,388,177)

Total Stockholders' Deficit	(680,966)	(9,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$800,823	$1,108,643

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the Period From Inception (September 26, 1986) Through March 31,
	2007	2006	2007	2006	2007
REVENUE
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue					143,574

COST OF GOODS SOLD
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	233,131
Total Costs of Sales	-	-	-	-	315,058

GROSS LOSS	-	-	-	-	(171,484)

OPERATING EXPENSES
General and administrative	1,971,354	347,197	5,857,702	663,014	13,317,709
Research and development	113,924	235,453	510,171	357,975	6,006,471
Impairment of patents	-	-	-	-	110,082
License fees	-	-	-	-	270,634
Loss on disposal of property and equipment	-	-	-	-	17,359
Total Operating Expenses	2,085,278	582,650	6,367,873	1,020,989	19,722,255

LOSS FROM OPERATIONS	(2,085,278)	(582,650)	(6,367,873)	(1,020,989)	(19,893,739)

OTHER INCOME (EXPENSES)
Forfeiture of deposits	-	-	-	-	(236,803)
Loss on impairment of assets	-	-	-	-	(583)
Interest income	-	-	-	-	22,444
Other	-	-	-	-	(29,392)
Total Other Income (Expenses)	-	-	-	-	(244,334)

LOSS BEFORE EXTRAORDINARY GAIN	(2,085,278)	(582,650)	(6,367,873)	(1,020,989)	(20,138,073)

Extraordinary Gain on Sale of Patents	-	-	-	-	1,382,023

NET LOSS	$(2,085,278)	$(582,650)	$(6,367,873)	$(1,020,989)	$(18,756,050)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.08)	$(0.02)	$(0.24)	$(0.04)
Extraordinary gain	-	-	-	-
Net Loss Applicable to
Common Shareholders	$(0.08)	$(0.02)	$(0.24)	$(0.04)

Weighted Shares Used in Per Share Calculation	26,848,810	24,107,500	26,412,325	23,756,012

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended March 31,		For the Period From Inception (September 26, 1986) Through March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,367,873)	$(1,020,989)	$(18,756,050)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	29,424	15,193	382,626
Stock based compensation	5,006,513	35,400	7,692,320
Settlement of liability	-	63,600	-
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,942
Impairment of patents and abandonment of in-process rights to technology	-	-	356,632
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	-	63,600
Changes in current assets and liabilities:
Prepaid expenses	(2,166)	4,000	(2,166)
Deposits from customers	126,000	392,000	585,000
Accounts payable	(91,208)	(60,601)	37,787
Related party payable	537,447	-	930,333
Accrued liabilities	(15,484)	(91,015)	144,344
Net Cash From Operating Activities	(777,347)	(662,412)	(9,658,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(129,847)	(41,783)	(532,716)
Proceeds from sale of property and equipment	-	11,237	-
Purchase of rights to technology	(36,848)	(22,488)	(693,582)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(166,695)	(53,034)	(1,393,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	440,078	821,719	4,925,616
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	-	237,175	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(9,293)	(2,069)	(153,037)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	430,785	1,056,825	11,246,921

NET CHANGE IN CASH	(513,257)	341,379	195,122
CASH AT BEGINNING OF PERIOD	708,379	40,885	-
CASH AT END OF PERIOD	$195,122	$382,264	$195,122

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows (Continued)

	For the Nine
	Months Ended
	March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of land with notes payable	$66,000	$-
Issuance of common stock in exchange for payment of debt	$250,000	$-

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2007

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

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the nine-month period ended March 31, 2007, and a net loss of $6,367,873 was incurred for the nine-month period ended March 31, 2007. As of March 31, 2007, the Company’s losses accumulated from inception totaled $18,756,050. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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
March 31, 2007

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005 - 5,000,000 shares
January 1, 2006 - 5,000,000 shares
January 1, 2007 - 5,000,000 shares
January 1, 2008 - 10,000,000 shares
January 1, 2009 - 10,000,000 shares
January 1, 2010 - 65,000,000 shares

In August 2006, Mr. Johnson exercised 625,000 of the warrants in exchange for debt of relief of $250,000 as described in Note 6.

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

Prior to July 1, 2006, the Company accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, the Company measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of July 1, 2006.

Following the provisions of SFAS No. 123(R), the Company has adopted the modified prospective method of accounting and reporting for share-based payments and the Company recognized the related cost of an option over the period during which an employee is required to provide the requisite service. Prior periods have not been restated for stock compensation based on estimates of fair value of options. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected volatility and expected life.

Assumptions used for the valuation model for the May 14, 2004 agreement are set forth below:

May 14, 2004
Agreement:
Expected life (in years) (1)	10
Risk-free interest rate (2)	4.79%
Expected volatility factor (3)	138.76%
Expected dividend yield	0.00%

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2007

(1)
For the three and nine months ended March 31, 2007, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3)	For the three and nine months ended March 31, 2007, we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 1,000,000 shares are set forth below:

August 2000
Agreement:
Expected life (in years) (1)	10
Risk-free interest rate (2)	5.73%
Expected volatility factor (3)	137.47%
Expected dividend yield	0.00%

(1)
For the three and nine months ended March 31, 2007, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3)	For the three and nine months ended March 31, 2007, we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 600,000 shares are set forth below:

August 2000
Agreement:
Expected life (in years) (1)	5
Risk-free interest rate (2)	5.73%
Expected volatility factor (3)	137.47%
Expected dividend yield	0.00%

(1)
For the three and nine months ended March 31, 2007, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2007

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3)	For the three and nine months ended March 31, 2007, we estimated the expected volatility based on historical share price data.

The following table summarizes stock option activity of the plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value

Outstanding at June 30, 2006	101,600,000	$0.44	27.9

Activity during the period:
Exercised	(625,000)	$0.40

Outstanding at March 31, 2007	100,975,000	$0.44	27.2	$39,750,000
Exercisable at March 31, 2007	15,675,000	$0.62	25.5	$5,750,000

The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $68,750 and $0, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $68,750 and $0, respectively.

A summary of the status of non-vested options as of March 31, 2007, and changes during the nine months ended March 31, 2007, is presented below:

	Warrants / Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2006	90,400,000	$0.37

Activity during the period:
Vested	(5,100,000)	$0.41
Non-vested at March 31, 2007	85,300,000	$0.37

The following table summarizes information about the stock options and warrants outstanding at March 31, 2007:

Warrants / Options Outstanding at Mar. 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Mar. 31, 2007	Weighted Average Exercisable Price
1,600,000	3.4 years	$ 3.00	1,300,000	$ 3.00
99,375,000	27.55 years	$ 0.40	14,375,000	$ 0.40

For the three and nine months ended March 31, 2007, total stock-based employee compensation expense recognized was $1,527,310 and $5,006,513, respectively. For both the three and and nine months ended March 31, 2007, stock-based employee compensation expense was recorded and classified as general and administrative expenses.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2007

As of March 31, 2007, there was approximately $14,101,387 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

The following summarizes the stock-based employee compensation expense for the three and nine months ended March 31, 2006, had we adopted the provisions of SFAS No. 123(R):

	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006

Net loss, as reported	$(582,650)	$(1,020,989)

Add: Total stock-based employee compensation expensed under intrinsic value method	-	-

Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(1,711,204)	(5,782,192)
Pro forma net loss, as restated	(2,293,854)	$(6,803,181)

Pro forma loss per common share:
Basic	$0.10	$0.29
Diluted	$0.10	$0.29

Reduction in debt received from the exercise of stock options during the three and nine months ended March 31, 2007 was $250,000 and $250,000, respectively. No tax benefit was realized from the exercise of the options.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2007, the Company has not provided any services of equipment required under this agreement and has recognized no revenues.

Legal - During the nine months ended March 31, 2007, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that the chance of any losses resulting from these requests is remote.

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2006 the Company had a total of 842,918 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2007, 762,500 shares where sold for proceeds of $440,078 at prices between $0.45 and $1.12 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. On October 13, 2006 the Board of Directors passed a resolution to issue 5,000,000 shares of the Company’s common restricted stock to J. David Nelson, attorney for the Company, as a retainer for future professional and legal services and other costs as deemed necessary by the Company. At March 31, 2007, there was a balance of 5,080,418 shares left in escrow and a cash balance in escrow of $68,531.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2007

NOTE 6 - LOAN FROM SHAREHOLDER

During the nine months ended March 31, 2007 the Company borrowed money for operating expenses from Mr. Neldon Johnson, the Company’s president and majority shareholder. As described in Note 3, the Company issued 625,000 shares of common stock to Mr. Johnson in exchange for payment of $250,000 of debt ($0.40 per share.) There is no stated interest rate or payment term on the loan. The amount outstanding on the loan at March 31, 2007 was $680,332.

NOTE 7 - CUSTOMER DEPOSITS

During the nine months ended March 31, 2007 the Company received deposits from customers totaling $126,000 relating to the solar lens sub-lease agreement. According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, total current assets were $197,288 and total assets were $800,823 compared to total current assets $708,379 and total assets $1,108,643 as of June 30, 2006.

As of March 31, 2007, Registrant had total liabilities of $1,481,789 and shareholders' deficit of $680,966 as compared to total liabilities of $1,118,327 and shareholders' deficit of $9,684 as of June 30, 2006. The deficit accumulated during the development stage was $18,756,050 as of March 31, 2007, compared to $12,388,177 as of June 30, 2006. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of March 31, 2007, the ratio of current assets to current liabilities was approximately 0.13 to one.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

For the three months ended March 31, 2007 and 2006, the Registrant had no revenue and no cost of sales.  For the three months ended March 31, 2007, registrant had total operating expenses of $2,085,278 compared to expenses of $582,650 during the same quarter of a year earlier. For the quarter, the net loss per share was $0.08 compared to a net loss of $0.02 for the same quarter a year earlier. For the quarter ended March 31, 2007, general and administrative expenses were $1,971,354 compared to $347,197 and research development expenses were $113,924 compared to $235,453 a year earlier. The increase in net loss is primarily due to an increase in general and administrative expenses, which is due primarily to adopting the following change in accounting principle. Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of July 1, 2006.

Nine Months Ended March 31, 2007 compared to Nine Months Ended March 31, 2006

For the nine months ended March 31, 2007 and 2006, the Registrant had no revenues or cost of sales.  For  the  nine  months ended March 31, 2007,  registrant  had  total operating expenses of $6.367,873  compared to expenses of $1,020,989 during  the same nine month period for a year earlier. For the nine months ended March 31, 2007, general and administrative expenses were $5,857,702 compared to $663,014 and research and development expenses were $510,171 compared to $357,975 a year earlier. For the nine months, the Registrant had a net loss of $6,367,873 compared to a net loss of $1,020,989 for the same nine month period a year earlier. For the nine months ended March 31, 2007 the net loss per share was $0.24 compared to $0.04 for the same period a year earlier. . The increase in net loss is primarily due to an increase in general and administrative expenses, which is due primarily to adopting the following change in accounting principle. Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of July 1, 2006.

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

ITEM 2. CHANGES IN SECURITIES

At June 30, 2006 the Company had a total of 842,918 shares held in escrow with three different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2007, 762,500 shares where sold for proceeds of $440,079 at prices between $0.45 and $1.12 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. On October 13, 2006 the Board of Directors passed a resolution to reserve 5,000,000 shares of the Company’s common restricted stock for J. David Nelson, attorney for the Company, as a retainer for future professional and legal services and other costs as deemed necessary by the Company. At March 31, 2007, there was a balance of 5,080,418 shares left in escrow and a cash balance in escrow of $68,531.

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

ITEM 3. COMMITMENTS AND CONTINGENCIES

The Company has entered into a contract with Solar Renewable Energy-1,LLC for the purchase and installation of a solar thermal power plant. The contract is contingent on several factors and will entail progress payments. As of March 31, 2007, the Company has not provided any equipment or services as per the contract.

The Company, as of March 31, 2007, has received deposits from customers totaling $585,000 relating to the solar lens sub-lease or sales agreements. The Company has not yet completed the installation of all the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

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

Date: May 15, 2006

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer