Form 10KSB
period 2007-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2007-10-16
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007.
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

  X  Yes   ___ No

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X  ]

State the registrant's net revenue (loss) for its most recent fiscal year:    $(8,493,400).

The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2007, was approximately $25,450,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2007, there were outstanding 28,344,622 shares of registrant's Common stock, no par value per share.

Documents incorporated by reference: Exhibits

ii

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

The Company has a production model of a patented turbine which uses the expansion of steam to generate a rotational force. This force can then be used to generate power.  The Company feels the turbine could be used in, but not limited to, the production of electricity, hydrogen, or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a commercial turbine may never be accepted.

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

Patents and Trade Secrets.

The Company has been assigned or will be assigned the rights to sixteen U.S. patents.  One patent granted in November 1988 deals with the Self-Check System.  The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale.  Four patents pertaining to the AFIM technology granted January 1997, February 2001, July 2001, and September 2002, seven patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001, one patent pertaining to shelf tag granted September 2003, and three patents relating to the turbine granted March 2003, January 2004, and February 2006.

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

Future Funding

Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money.  In the past the Company has received funds from Neldon Johnson and his relatives in the form of related party loans. The Company was loaned $643,816 by Neldon during the year ended June 30, 2007. The loan is unsecured, payable on demand, and non-interest bearing. No assurance can be given that these loans will occur in the future.  No agreements or understandings exist regarding any future contributions. Also during the year ended June 30, 2007, the Company settled $690,000 of the debt by issuing 1,725,000 share of common stock to the officer; and the Company received 1,125,000 shares of treasury stock from the officer in exchange for $643,750 in debt.  As of June 30, 2007 and 2006, the loan balance was $942,733 and $389,298, respectively.

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

Employees

The Company has ten (10) full-time employees.

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

The Company has also received deposits of $713,250 from unrelated parties toward the purchase or lease and installation of solar thermal lens systems.

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

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2007 and 2006, research and development expenses were $660,852 and $592,386, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur.  The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

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

As of June 30, 2007, the Company does not have sufficient common shares authorized to satisfy this agreement.  The Company will need to amending their articles of incorporation to increase the number of common shares they are authorized to issue.

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

The Company has filed a patent infringement lawsuit against IBM; IBM Corporation; IBM Personal Computing Division; Lenovo (United States) Inc.; Lenovo Group Ltd; UPEK, Inc.; and John Does 1-20. This lawsuit is based upon an alleged infringement, by the above mentioned parties, of United States Patent No. 5,598,474 for certain fingerprint technology invented by Neldon P. Johnson and assigned to Company. A routine counterclaim alleging patent invalidity and non-infringement has been asserted against Company. A routine request for an award of court costs and attorney fees against Company has also been made, based upon assertions that the case is an “exceptional case” under 35 U.S.C. §285. Management intends to vigorously prosecute its patent infringement claims against the above mentioned parties, which also inherently includes a vigorous defense to the counterclaims against Company. This case is in the early stage of litigation and  discovery has not been completed. Therefore, no reliable estimate can be made of the amount or likelihood of an affirmative recovery by Company against the above mentioned parties.

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

Fiscal 2007	High	Low
June 30, 2007	0.74	0.73
March 31, 2007	0.83	0.70
December 31, 2006	0.48	0.45
September 30, 2006	0.75	0.70

Fiscal 2006	High	Low
June 30, 2006	0.60	0.60
March 31, 2006	0.82	0.78
December 31, 2005	0.38	0.34
September 30, 2005	0.55	0.53

Fiscal 2005	High	Low
June 30, 2005	0.39	0.39
March 31, 2005	0.67	0.63
December 31, 2004	0.35	0.32
September 30, 2004	0.32	0.30

The Company's shares are significantly volatile and subject to broad price movements and fluctuations.  The Company's shares should be considered speculative and volatile securities. On June 30, 2007, the Company had approximately 1007 shareholders of record. The stock price may also be affected by broader market trends unrelated to the Company's activities.

As of June 30, 2007, Registrant had 28,344,622 issued and outstanding of which 705,918 were held in an escrow account. Of these shares approximately 21,873,885 shares were free trading shares.  There were approximately 6,606,255 shares of restricted common stock but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.  As of June 30, 2007, at least 100 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years.  At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

Results of Operations Fiscal year ended June 30, 2007

Operations during the year ended June 30, 2007, pertained to research and development and other activities.  Research and development expenses were $660,852 increasing by $68,466. General and administrative expenses increased from $880,287 to $7,825,416 during fiscal 2007.  The increase in research and development expenses are attributed mostly to the solar thermal and bladeless turbine developments. The increase in general and administrative expenses is primarily due to adopting the following change in accounting principle. Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year.

For fiscal year 2007, total revenue was $0; cost of sales was $0; operating expenses were $8,493,791 and other income (expense) was $391 resulting in a net loss of $8,493,400. Net loss increased by $7,020,144. The majority of this difference can be attributed to an increase in general and administrative expenses, which is primarily due to adopting the following change in accounting principle. Prior to July 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. For fiscal 2007 the loss per share was $(0.35) compared to a loss per share of $(0.06) for the same period a year earlier.

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

Liquidity and Capital Resources

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs, and establish any distribution networks. As of June 30, 2007, the Company has current assets of $682,288 and total assets of $1,303,074.  Current liabilities were $2,048,347 and total liabilities of $2,162,981. The ratio of current assets to current liabilities is approximately 0.33. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operation expenses, the Company will experience liquidity difficulties.

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

Stock issuance

At July 1, 2002, the Company had 5,000,000 shares of common stock in escrow to be sold at trustee’s and Company’s discretion.  During the year ended June 30, 2007 the Company received 1,125,000 shares of treasury stock from an officer of the company in exchange for $643,750 of debt.  For the year ended June 30, 2007, 1,262,000 shares were sold for proceeds of $425,033 respectively.  At June 30, 2007, there was a balance of 705,918 shares left in escrow.

During the year ended June 30, 2007, the Company issued 400,000 shares of common stock to an individual in exchange for $160,000 in cash at $0.40 per share.

During June the year ended June 2006, the Company issued 110,000 shares of common stock to individuals for services performed. The shares had a fair value of $35,400 or between $0.30 and $0.34 per share.

During the year ended June 30, 2007, the Company issued 1,725,000 share of stock, at $0.40 per share, to an officer in settlement of debt.

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

During the fiscal 2007 year end audit there were no changes or disagreements with the Company's certified public accountants, Mantyla McReynolds, LLC.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the Company made an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007 are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and ensures that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

Neldon Johnson	61	Chairman of the Board of Directors and President

Randale Johnson	38	Secretary, Vice President

LaGrand Johnson	41	CFO

Bruce Barrett	77	Director

Blain Phillips	45	Director

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

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)

(a)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Neldon Johnson, President & CEO	0			$6,460,396				$6,460,396

Randale Johnson, Secretary & VP	54,600			$44,221				98,821

LaGrand Johnson, CFO	33,600			$44,221				77,821

Bruce Barrett, Director	0			$0				0

Blain Phillips, Director	0			$0				0

(f) - Calculated fair value of options vested during period. Refer to Note 4 of the financial statements.

ITEM. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2007,  by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent (1)
Neldon Johnson 326 N SR 198 Salem, Utah	1,360,000	4.86

LaGrand Johnson 326 N SR 198 Salem, Utah	340,000	1.2

Randale Johnson 326 N SR 198 Salem, Utah	385,000	1.4

Blain Phillips 326 N SR 198 Salem, Utah	0	-

Bruce Barrett 326 N SR 198 Salem, Utah	100,000	-

Directors and Officers as a Group 5 persons	2,185,000	7.80

(1)
Based on 28,344,622 shares of common stock issued, but does not include the 1,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, the 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or the 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale  Johnson.  Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters.  Mr. Neldon Johnson has approximately 19 per cent, LaGrand Johnson 20 percent, and Randale Johnson 20 percent of the voting control of the Company when the voting power of the shares of preferred stock and common stock are taken together.

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

During the year ended June 30, 2003, the Company commenced leasing its office and research and development space on a month- to-month basis from Mr. Johnson. During the year ended June 30, 2003, the Company placed 1,000,000 shares of common stock in an escrow account to be sold, the proceeds of which are used to pay the mortgage on the building.  During the year ended June 30, 2007, 148,000 shares of stock were sold for proceeds of $106,414. At June 30, 2007 there were 155,918 shares in the escrow account.
During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of June 30, 2007, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

The Company was loaned $643,816 by an officer(s) during the year ended June 2007. The loan is unsecured, payable on demand, and non-interest bearing.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the year ended June 30, 2007 have been audited by our principal accountant, Mantyla McReynolds, LLC.. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Mantyla McReynolds, LLC. The percentage of hours expended on the audit by persons other than full time, permanent employees of Mantyla McReynolds, LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2007 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $26,712.

Aggregate fees for the year ended June 30, 2006 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements were approximately $15,385.

Audit-Related Fees

There were no fees billed to us in the previous fiscal year for assurance and related services by Mantyla McReynolds, LLC that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

A firm, other than our principal accountant, prepares all income tax returns.  The aggregate fees billed to us for years ended June 30, 2007 and 2006 for professional services by Mantyla McReynolds, LLC for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: October 15, 2007

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: October 15, 2007

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: October 15, 2007

/s/ Bruce Barrett
BRUCE BARRETT
Title: Director

Date: October 15, 2007

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
International Automated Systems, Inc.

We have audited the accompanying balance sheet of International Automated Systems, Inc. as of June 30, 2007 and 2006, and the related statements of stockholders’ deficit, operations, and cash flows for the years ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of International Automated Systems, Inc. for the period from inception [September 26, 1986] through June 30, 2005, were audited by other auditors whose report dated September 28, 2005 except for the Note 1 restatement which was dated February 20, 2006, expressed an unqualified opinion on those statements.  Others audited the financial statements of the Company from September 26, 1986 through June 30, 1990, whose reports dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 2005, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2007 and 2006 and the results of operations and cash flows for the years ended June 30, 2007 and 2006, and for the period from September 26, 1986 through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah
October 5, 2007

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,
	2007	2006
CURRENT ASSETS

Cash	$595,381	$708,379
Prepaid expenses	320	-
Inventory	86,587	-

Total Current Assets	682,288	708,379

Property and Equipment, net of $125,558 and $98,430 accumulated depreciation, respectively	435,623	196,791
Patents, net of $15,857 and $11,174 accumulated amortization, respectively	185,163	203,473

TOTAL ASSETS	$1,303,074	$1,108,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$286,426	$128,995
Accrued payroll	58,262	59,829
Related party payable	980,081	392,886
Deposits from customers	713,250	459,000
Notes payable-current portion	10,328	9,330

Total Current Liabilities	2,048,347	1,050,040

Net Long-Term Liabilities - Notes payable	114,634	68,287

TOTAL LIABILITIES	2,162,981	1,118,327

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 28,344,622 and 25,532,622 issued and outstanding, net 705,918 and 842,918 shares held in escrow account, respectively	20,077,384	12,083,707
Deficit accumulated during the development stage	(20,881,577)	(12,388,177)
Less: Treasury stock, 550,000 shares at cost	(350,500)	-
Total Stockholders' Deficit	(859,907)	(9,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,303,074	$1,108,643

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

	For the Years Ended June 30,		For the Period From Inception (September 26, 986) Through June 30,
	2007	2006	2007
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	7,825,416	880,287	15,285,423
Research and development	660,852	592,386	6,157,152
Impairment of patents	7,523	-	117,605
License fees	-	-	270,634
Loss on disposal of property and equipment	-	-	17,359
Total Operating Expenses	8,493,791	1,472,673	21,848,173

LOSS FROM OPERATIONS	(8,493,791)	(1,472,673)	(22,019,657)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	-	(583)	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	2,348	-	24,792
Interest expense	(1,957)		(1,957)
Other income	-	-	(29,392)
Total Other Income (Expenses)	391	(583)	(243,943)

LOSS BEFORE EXTRAORDINARY GAIN	(8,493,400)	(1,473,256)	(22,263,600)

Extraordinary Gain on Sale of Patents	-	-	1,382,023

NET LOSS	$(8,493,400)	$(1,473,256)	$(20,881,577)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.35)	$(0.06)
Extraordinary gain	-	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(0.35)	$(0.06)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity

	Preferred Stock		Common Stock		Stock	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
Balance - September 30, 1986 (Date of Inception)	-	$-	-	$-	$-	$-	-
Stock issued for cash
September 1986 - $0.002 per share	-	-	5,100,000	11,546	-	-	11,546
September 1988 (net of $38,702 offering costs) - $0.32 per share	-	-	213,065	67,964	-	-	67,964
December 1988 (net of $6,059 offering costs) - $0.32 per share	-	-	33,358	10,641	-	-	10,641
March 1989 (net of $4,944 offering costs) - $0.32 per share	-	-	27,216	8,681	-	-	8,681
June 1989 (net of $6,804 offering costs) - $0.32 per share	-	-	37,461	11,950	-	-	11,950
Stock issued for services
September 1986 - $0.002 per share	-	-	300,000	679	-	-	679
June 1989 - $0.32 per share	-	-	5,000	1,595	-	-	1,595
Net loss for the period from September 26,1986 through June 30, 1990	-	-	-	-	-	(192,978)	(192,978)
Balance - June 30, 1990	-	-	5,716,100	113,056	-	(192,978)	(79,922)

Class A Preferred and Common Stock issued for technology 1990-1996- $0.02 per share	1,000,000	292,786	6,000,000	175,672	-	-	468,458
Class A Preferred Stock issued for services
July 2000 - $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
August 2000 - $0.00 per share	400,000	-	-	-	-	-	-
Class B Preferred stock issued for services
August 2000 - $0.00 per share	300,000	-	-	-	-	-	-
Common Stock issued for cash
January 1994 - $0.40 per share	-	-	59,856	23,942	-	-	23,942
May 1994 - $0.20 per share	-	-	137,500	27,500	-	-	27,500
January 1996 (net of $24,387 offering costs) - $3.86 per share	-	-	179,500	693,613	-	-	693,613
November 1997 - $1.43 per share	-	-	35,000	50,000	-	-	50,000
May 1998 - $1.20 per share	-	-	250,000	300,000	-	-	300,000
October 1999 - $2.00 per share	-	-	50,000	100,000	-	-	100,000
September 2000 - $1.67 per share	-	-	11,500	19,236	-	-	19,236
Oct through Dec 2000 - $1.03 per share	-	-	140,100	144,546	-	-	144,546
Jan through March 2001 - $1.30 per share	-	-	39,900	51,920	-	-	51,920
April through June 2001 - $0.98 per share	-	-	120,100	117,684	-	-	117,684
July through Dec 2001 - $0.86 per share	-	-	138,400	119,287	-	-	119,287
December 2001 - $0.71 per share	-	-	28,000	20,000	-	-	20,000
January 2002 - $1.39 per share	-	-	50,000	35,910	-	-	35,910
May through June 2002 - $0.25 per share	-	-	500,000	125,000	-	-	125,000
Common Stock issued for services
April 1991 - $0.10 per share	-	-	300,000	30,000	-	-	30,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity, continued

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity, continued

	Preferred Stock		Common Stock		Stock	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
April through June 2003 - $0.24 per share	-	-	240,000	57,234	-	-	57,234
Stock issued for services
July 2002 - $0.50 per share	-	-	3,806	1,903	-	-	1,903
October 2002 - $0.45 per share	-	-	885,000	398,250	-	-	398,250
November 2002 - $0.35 per share	-	-	65,000	22,750	-	-	22,750
May 2003 - $0.15 per share	-	-	10,000	1,500	-	-	1,500
Shares issued as part of share value guarantee
Aug through May 2003	-	-	260,000	-	-	-	-
Contributed capital - no shares issued
July through June 2003	-	-	-	39,682	-	-	39,682
Capital distribution of related party receivable- July through June 2003	-	-	-	(52,606)	-	-	(52,606)
Net loss	-	-	-	-	-	(1,017,055)	(1,017,055)
Balance - June 30, 2003	3,700,000	294,786	20,326,140	9,183,678	-	(9,915,224)	(436,760)

Stock issued for cash
August 2003- $0.50 per share	-	-	132,400	66,200	-	-	66,200
September 2003- $0.50 per share	-	-	148,000	73,000	-	-	73,000
December 2003- $0.25 per share	-	-	34,000	8,500	-	-	8,500
July through Sept 2003 - $0.72 per share	-	-	84,000	60,880	-	-	60,880
Oct through Dec 2003 - $0.34 per share	-	-	111,200	37,731	-	-	37,731
Jan through March 2004 - $0.36 per share	-	-	91,500	32,560	-	-	32,560
April through June 2004 - $0.38 per share	-	-	104,800	40,337	-	-	40,337
Contributed capital - no shares issued
July through June 2004	-	-	-	98,204	-	-	98,204
Net income	-	-	-	-	-	443,183	443,183
Balance - June 30, 2004	3,700,000	294,786	21,032,040	9,601,090	-	(9,472,041)	423,835

Stock issued for cash
August 2004- $0.25 per share	-	-	132,000	32,546	-	-	32,546
July through Sept 2004 - $0..37 per share	-	-	103,050	38,165	-	-	38,165
Oct through Dec 2004 - $0.34 per share	-	-	233,200	79,201	-	-	79,201
Jan through March 2005 - $0.47 per share	-	-	225,000	106,701	-	-	106,701
April through June 2005 - $0.40 per share	-	-	170,500	66,279	-	-	66,279
Contributed capital - no shares issued	-	-	-	93,877	-	-	93,877
Stock issued for services	-	-	1,100,000	429,000	-		429,000
Net loss	-	-	-	-	-	(1,442,880)	(1,442,880)
Balance - June 30, 2005	3,700,000	294,786	22,995,790	10,446,859	-	(10,914,921)	(173,276)

Stock issued for cash
July through Sept 2005 - $0.56 per share	-	-	722,500	407,817	-	-	407,817
Oct through Dec 2005 - $0.43 per share	-	-	124,000	52,761	-	-	52,761
Jan through March 2006 - $0.88 per share	-	-	411,900	361,140	-	-	361,140
April through June 2006 - $0.69 per share	-	-	866,500	641,730	-	-	641,730
Stock issued for services - $0.30 per share	-	-	50,000	15,000	-	-	15,000
Stock issued for services - $0.34 per share	-	-	60,000	20,400	-	-	20,400
Stock issued for settlement of debt - $0.69 per share	-	-	200,000	138,000	-	-	138,000
Net loss	-	-	-		-	(1,473,256)	(1,473,256)
Balance - June 30, 2006	3,700,000	294,786	25,430,690	12,083,707	-	(12,388,177)	(9,684)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity, continued

	Preferred Stock		Common Stock		Stock	Treasury Stock		Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Shares	Amount	Stage	Deficit

Balance - June 30, 2006	3,700,000	294,786	25,532,622	12,083,707	-			(12,388,177)	(9,684)
Stock issued for cash
July through Sept 2006 - $0.63 per share	-	-	143,000	89,900	-	-	-	-	89,900
Oct through Dec 2006 - $0.52 per share	-	-	402,580	208,252	-	-	-	-	208,252
Jan through March 2007 - $0.68 per share	-	-	136,920	93,309	-	-	-	-	93,309
April through June 2007 - $0.74 per share	-	-	4,500	3,322	-	-	-	-	3,322
Issuance of options	-	-	-	6,548,839	-	-	-	-	6,548,839
Stock issued for cash - $0.40 per share	-	-	400,000	160,000	-	-	-	-	160,000
Stock issued for settlement of debt $0.40 per share	-	-	1,725,000	690,000	-	-	-	-	690,000
Treasury stock acquired at $0.51 per share						(625,000)	(318,750)	-	(318,750)
Treasury stock acquired at $0.65 per share						(500,000)	(325,000)	-	(325,000)
Reissuance of treasury stock for cash	-	-	-	200,055		575,000	293,250	-	493,305
Net loss	-	-	-	-	-	-	-	(8,493,400)	(8,493,400)
Balance - June 30, 2007	$3,700,000	$294,786	$28,344,622	$20,077,384	$-	$(550,000)	$(350,500)	$(20,881,577)	$(859,907)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended June 30,		For the Period From Inception (September 26, 1986) Through June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,493,400)	$(1,473,256)	$(20,881,577)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	43,262	19,084	396,464
Stock based compensation	6,548,839	35,400	9,234,646
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	583	17,942
Impairment of patents and abandonment of in-process rights to technology	7,523	-	364,155
Gain on sale of patents	-	-	(1,382,023)
(Gain) loss on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	63,600	63,600
Changes in current assets and liabilities:
Prepaid sales commissions	(320)	4,000	(320)
Inventory	(86,587)	-	(86,587)
Deposits from customers	254,250	419,000	713,250
Accounts payable	157,431	(3,665)	286,426
Related party payable	677,576	344,298	1,070,462
Accrued liabilities	(1,567)	(94,771)	158,261
Net Cash Used in Operating Activities	(892,993)	(685,727)	(9,773,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(211,411)	(75,010)	(614,280)
Purchase of rights to technology	(38,027)	(33,147)	(694,761)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash Used in Investing Activities	(249,438)	(108,157)	(1,476,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	754,838	1,463,447	5,240,376
Proceeds from reissuance of treasury stock	293,250	-	293,250
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(18,655)	(2,069)	(162,399)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash Provided by Financing Activities	1,029,433	1,461,378	11,845,569

NET CHANGE IN CASH	(112,998)	667,494	595,381
CASH AT BEGINNING OF PERIOD	708,379	40,885	-
CASH AT END OF PERIOD	$595,381	$708,379	$595,381

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Continued)

	For the Years Ended
	June 30,
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,885	$265
Cash paid for Income Taxes	$0	$0

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property acquired by long-term debt	$66,000	$77,617
Settlement of debt in exchange for common stock	$690,000	$74,400
Issuance of debt in exchange for treasury stock	$643,750	$-
Issuance of debt in exchange for patent rights	$44,131	$-

The accompanying notes are an integral part of these financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

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

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.  It has yet to commence full-scale operations and it continues to develop its planned principle operations.

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2007 the Company had $595,381 of cash available.  The Company had no revenue and no operating income for the years ended June 30, 2007 and 2006, and a net loss of $8,493,400 was incurred for the year ended June 30, 2007.  As of June 30, 2007 the Company’s losses accumulated from inception totaled $20,881,577.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

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

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

Inventory – Inventory is stated at the lower of cost or market using the first-in first-out method.  As of June 30, 2007, all inventories were raw material.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2007 and 2006 was $38,579 and $15,744, respectively.   The major classes of assets as of the balance sheet are as follows:

	2007	2006

Land	$216,025	$120,292
Computer Equipment	47,402	23,357
Machinery & Equipment	185,446	71,175
Trucks & Autos	100,544	68,633
Mobile Office	11,764	11,764
	561,181	295,221
Less accumulated depreciation	(125,558)	(98,430)

	$435,623	$196,791

Patents - Patent costs are capitalized for legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

At June 30, 2007 the Company had capitalized patents subject to amortization of $79,619 net of $15,857 in accumulated amortization. Also at June 30, 2007 the Company had capitalized $121,401 of in-process patents that were not subject to amortization.  All patent costs were assessed for impairment based on their estimated future cash flows and $7,523 was determined to be impaired during the year ended June 30, 2007.  No patent costs were determined to be impaired during the year ended June 30, 2006.  Amortization expense was $4,683 and $3,340 for the years ended June 30, 2007 and 2006, respectively.  Amortization expense is expected to be $4,683 per year for the next five years.

Revenue Recognition - Sales are recognized when collection is reasonably assured, performance of the service is complete, delivery has been completed, and acceptance has been obtained.

Recent Accounting Pronouncements –

SFAS 156 Accounting for Servicing of Financial Assets (March 2006)

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

This statement is an amendment of SFAS 140.  This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early.  Currently, the Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

FIN No. 48 Accounting for Uncertainty in Income Taxes (July 2006)

Also known as Interpretation No. 48, this interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adoption of this interpretation.

SFAS 157 Fair Value Measurements (September 2006)

This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  Currently, the adoption of SFAS 157 is not expected to have a material impact on the financial statements.

SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (September 2006)

This statement is an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

Stock Based Compensation - Prior to July 1, 2006, the Company accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No.  123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  For public companies that file as small business issuers, the reporting requirements under SFAS No.  123(R) became effective January 1, 2006 or at the beginning of their new fiscal year.  We adopted the provisions of SFAS No.  123(R) as of July 1, 2006 (See Note 4).

Following the provisions of SFAS No. 123(R), the Company adopted the modified prospective method of accounting and reporting for share-based payments and recognized the related cost of an option over the period during which an employee is required to provide the requisite service.  Prior periods have not been restated for stock compensation based on estimates of fair value of options.  The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. We use historical data to estimate the expected volatility and expected life.

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

See Note 4 for additional disclosure regarding the Company’s stock options.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $13,500 and $30,116 for the years ended June 30, 2007 and 2006, respectively.

Research and Development - Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Automated Fingerprint Identification Machine technology, the Digital Wave Modulation technology, the Self Checkout technology, the Steam Turbine technology, the Solar Power Plant technology and other various projects. These costs, which consist primarily of fees paid to individuals, materials and supplies, amounted to $660,852 and $592,386 for the fiscal years ended June 30, 2007 and 2006, respectively.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for operating loss carryforwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 – BASIC AND DILUTED LOSS PER SHARE

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

For the Years Ended June 30,	2007	2006

Loss before extraordinary gain	$(8,493,400)	$(1,473,256)
Extraordinary gain	-	-
	$(8,493,400)	$(1,473,256)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,931,008	24,039,119

Basic and Diluted Income (Loss) Per Share Loss before extraordinary gain	$(0.32)	$(0.06)
Extraordinary gain	$-	$-
Net Income (Loss)	$(0.32)	$(0.06)

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

For the years ended June 30, 2007 and 2006, the Company had 100,875,000 and 101,900,000 potentially issuable shares, respectively, that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3 – RELATED PARTY TRANSACTIONS

Rent – During 2003, the Company commenced leasing its office and research and development space on a month-to-month basis from Mr. Neldon Johnson, president.  The lease is an operating lease and rent expense is $6,000 per month.

The Company borrowed $643,816 and $344,298 from an officer during the years ended June 30, 2007 and 2006.  This note is non-interest bearing and payable upon demand.  Also during the year ended June 30, 2007, the Company settled $690,000 of the debt by issuing 1,725,000 shares of common stock to the officer; and the Company received 1,125,000 shares of treasury stock from the officer in exchange for $643,750 in debt.  As of June 30, 2007 and 2006, the loan balance was $942,733 and $389,298, respectively.

As of June 30, 2007 the Company owed a shareholder $37,348.  The borrowing is unsecured, payable on demand, and non-interest bearing.

NOTE 4 – STOCK BASED COMPENSATION

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
June 30, 2007 and 2006

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005 - 5,000,000 shares
January 1, 2006 - 5,000,000 shares
January 1, 2007 - 5,000,000 shares
January 1, 2008 - 10,000,000 shares
January 1, 2009 - 10,000,000 shares
January 1, 2010 - 65,000,000 shares

As of June 30, 2007, the Company does not have sufficient common shares authorized to satisfy this agreement.  Until the Company amends its articles of incorporation to increase the number of common shares, all of the warrants cannot be exercised.  However, as of June 30, 2007 only 12,875,000 were exercisable.

In August 2006, Mr. Johnson exercised 625,000 of the warrants in exchange for debt of relief of $250,000. In September 2006 he exercised 500,000 of the warrants in exchange for debt of relief of $200,000. Mr. Johnson gave the 1,125,000 shares back to the Company and in return the Company issued debt for the treasury shares it received.

In June 2007, Mr. Johnson exercised 600,000 of the warrants in exchange for debt relief of $240,000. (See Note 3) In addition Mr. Johnson gave 400,000 of the warrants to another individual who in turn gave the Company $160,000 in cash.

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

Following the provisions of SFAS No. 123(R), the Company adopted the modified prospective method of accounting and reporting for share-based payments and recognized the related cost of an option over the period during which an employee is required to provide the requisite service.  Prior periods have not been restated for stock compensation based on estimates of fair value of options.  The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. We use historical data to estimate the expected volatility and expected life.

Assumptions used for the valuation model for the May 14, 2004 agreement are set forth below:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

May 14, 2004
Agreement
Expected Life (in years) (1)	10
Risk-free interest rate (2)	4.79%
Expected volatility factor (3)	138.76%
Expected dividend yield	0.00%

(1) For the year ended June 30, 2007, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2) The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3) For year ended June 30, 2007, we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 1,000,000 shares are set forth below:

August 1, 2000
Agreement
Expected Life (in years) (1)	10
Risk-free interest rate (2)	5.73%
Expected volatility factor (3)	137.47%
Expected dividend yield	0.00%

(1) For the year ended June 30, 2007, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2) The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3) For year ended June 30, 2007, we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 600,000 shares are set forth below:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

August 1, 2000
Agreement
Expected Life (in years) (1)	5
Risk-free interest rate (2)	5.73%
Expected volatility factor (3)	137.47%
Expected dividend yield	0.00%

(1) For the year ended June 30, 2007, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2) The risk-free rate for periods within the contractual life of the options is based on the Federal risk free rate on a ten year t-bill in effect at the time of grant.

(3) For year ended June 30, 2007, we estimated the expected volatility based on historical share price data.

The following table summarizes stock warrant/option activity of the plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2005	101,600,000	$0.44

Outstanding at June 30, 2006	101,600,000	$0.44	27.9

Activity during the period:
Exercised	(2,125,000)	$0.40

Outstanding at June 30, 2007	99,475,000	$0.44	27.2	$33,277,500
Exercisable at June 30, 2007	14,175,000	$0.64	25.1	$4,377,500

The total intrinsic value of options exercised during the year ended June 30, 2007 and 2006 was $683,750 and $0, respectively.

A summary of the status of non-vested options as of June 30, 2007, and changes during the year ended June 30, 2007, is presented below:

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

	Warrants/ Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2006	90,400,000	$0.38

Activity during the period:
Vested	(5,100,000)	$0.41

Non-vested at June 30, 2007	85,300,000	$0.38

The following table summarizes information about the stock options and warrants outstanding at June 30, 2007:

Warrants/ Options Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercisable Price
1,600,000	3.2 years	$ 3.00	1,300,000	$ 3.00
97,875,000	27.3 years	$ 0.40	12,875,000	$ 0.40

For the year ended June 30, 2007, total stock-based employee compensation expense recognized was $6,548,839.  There was no expense for this in prior periods.  As of June 30, 2007, there was approximately $12,559,061 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

The following summarizes the stock-based employee compensation expense for the year ended June 30, 2006, had we adopted the provisions of SFAS No. 123(R):

For the Year Ended June 30, 2006

Net loss, as reported	$(1,473,256)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(7,509,261)
Pro forma net loss	$(8,982,517)

Basic and diluted loss per share, as reported	$(0.06)
Basic and diluted loss per share, pro forma	$(0.37)

Reduction in debt received from the exercise of stock options during the year ended June 30, 2007 was $690,000. Cash received from exercise of stock options during the year ended June 30, 2007 was $160,000, No tax benefit was realized from the exercise of the options.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

NOTE 5 – NOTES PAYABLE

Notes payable at June 30, 2007 and 2006, consisted of the following:

	2007	2006
Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $10,000	$68,324	$77,617

Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $9,397	56,638	-
	124,962	77,617
Less: Current portion	(10,328)	(9,330)

Net Long-Term Debt	$114,634	$68,287

The scheduled maturities of the notes payable are as follows:

2008	$5,217
2009	11,015
2010	11,786
2011	12,611
2012	13,493
Thereafter	70,840
$124,962

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock– The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements, and has liquidation preferences equivalent to the common shares. Each preferred share is entitled to the voting rights of ten common shares.  At June 30, 2007 and 2006, there were 3,400,000 Series A Preferred shares issued and outstanding.

Series B Preferred Stock – The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares, and each preferred share is entitled to the voting rights of ten common shares.

 Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  The Series B Preferred stock was issued to employees for services and has been accounted for as the issuance of stock options.  At June 30, 2007 and 2006, there were 300,000, series B Preferred shares issued and outstanding.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

NOTE 7 – COMMON STOCK

Common Stock Issued for Cash— At July 1, 2002, the Company had 5,000,000 shares of common stock in escrow accounts to be sold. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2007, 1,262,000 shares were sold for proceeds of $425,033 at prices ranging from $0.45 to $1.12 per share.  During the year ended June 30, 2006, 2,226,832 shares were sold for proceeds of $1,463,448 at prices ranging from $0.27 to $1.06 per share. The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2007 and 2006, there was a balance of 705,918 and 842,918 shares left in escrow.  These shares are not accounted for as issued or outstanding common shares.

During the year ended June 30, 2007, the Company issued 400,000 shares of common stock to an individual in exchange for $160,000 in cash at $0.40 per share.

Common Stock Issued for Services - During the year ended June 30, 2006, the Company issued 110,000 shares of common stock to individuals in exchange for services performed. The shares where valued at $35,400 or between $0.30 and $0.34 per share.

Common Stock Issued for Settlement of Debt— As described in Note 3, during the year ended June 30, 2007, the Company issued 1,725,000 share of stock, at $0.40 per share, to an officer in settlement of debt.

NOTE 8 – TREASURY STOCK

As discussed in Note 3, during the year ended June 30, 2007 the Company received 1,125,000 shares of treasury stock from an officer of the Company in exchange for $643,750 of debt.  The treasury shares were valued on the cost basis and placed in the escrow accounts discussed in Note 7.  During the year ended June 30, 2007, 575,000 shares were reissued for proceeds of $483,908.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the years ended June 30, 2007 and 2006, the Company received deposits from customers totaling $254,250 and $419,000 relating to the solar lens sub-lease agreement. According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed production of the solar plant and the deposits are recorded as a liability under the line item “Deposits from Customers.”

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

NOTE 10 – INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2007 and 2006.  The valuation allowance for deferred tax assets, increased by $3,159,995 from a balance of $2,074,716 as of June 30, 2006. Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $5,234,711, as detailed below at a combined federal and state tax rate of 37.3%.

For the Years Ended June 30,	2007	2006

Operating loss carryforwards	$2,187,678	$2,083,551
Stock option compensation expense	3,071,543	-
Accumulated depreciation/amortization	(24,510)	(8,835)

Net Deferred Tax Assets Before Valuation Allowance	5,234,711	2,074,716

Less: Valuation Allowance	(5,234,711)	(2,074,716)

Net Deferred Tax Asset	$-	$-

At June 30, 2007, the Company has operating loss carryforwards of $8,234,701 that, if unused, begin to expire June 30, 2012.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2007 and 2006:

For the Years Ended June 30,	2007	2006
Income tax provision (benefit) at statutory rate (34%)	$(2,887,756)	$(500,907)
Deferred tax valuation allowance change	3,159,995	548,147
Non-deduductible expenses/taxable income	1,599	1,377
State taxes net of federal provision (benefit	(273,839)	(48,617)

Provision for Income Taxes	$-	$-

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of June 30, 2007, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

During the year ended June 30, 2007, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that at this point the chance of any losses resulting from these requests is remote.

NOTE 12 – LEASE OBLIGATIONS

The Company entered into an operating lease during February 2006 for research and development (R&D) space for $1,100 per month.  This lease was not renewed upon expiration.

In October 2006, the Company entered into a new lease agreement for research and development space that was closer to the Company’s R&D base of operations.  The term of this lease is from November 1, 2006 to November 1, 2016.  The following is a minimum lease payment schedule for this lease:

Year Ending June 30;	Amount
2008	$7,200
2009	7,500
2010	7,500
2011	7,500
2012	7,500
Total	$37,200

Total rent expense for these leases and the related-party lease described in Note 3 for the years ended June 30, 2007 and 2006 was $187,865 and $205,052.

NOTE 13 – CONCENTRATIONS

The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $100,000 per institution.  The Company had cash deposits that exceeded insured amounts by $483,878 and $657,570 for the years ended June 30, 2007 and 2006, respectively.