Form 10QSB
period 2007-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2007-11-15
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of September 30, 2007 Registrant had 28,369,222 shares of common stock, no par value per share, net of 5,681,318 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No  ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Unaudited Condensed Balance Sheets as of September 30, 2007 and June 30, 2007		3

Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2007 and 2006 and for the Period from September 26, 1986 (Date of Inception) through September 30, 2007		4

Unaudited Condensed Statements of Cash Flows for the Three Months Ended September 30, 2007 and 2006 and for the Period from September 26, 1986 (Date of Inception) through September 30, 2007		5

Notes to Unaudited Condensed Financial Statements		7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	15

Item 3.	Commitments and Contingencies	15

Item 4.	Defaults Upon Senior Securities	16

Item 5.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Other Information	16

Item 7.	Exhibits and Reports on Form 8-K	16

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	Unaudited	Audited
	September 30,	June 30,
	2007	2007
CURRENT ASSETS

Cash	$130,735	$595,381
Prepaid expenses	320	320
Inventory	139,714	86,587

Total Current Assets	270,769	682,288

Property and Equipment, net of $142,564 and $125,558 accumulated depreciation, respectively	514,761	435,623
Patents, net of $17,028 and $15,857 accumulated amortization, respectively	187,970	185,163

TOTAL ASSETS	$973,500	$1,303,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$70,774	$286,426
Accrued payroll taxes	63,511	58,262
Related party payable	1,105,321	980,081
Deposits from customers	713,250	713,250
Notes payable-current portion	11,015	10,328

Total Current Liabilities	1,963,871	2,048,347

Net Long-Term Liabilities - Notes payable	108,730	114,634

TOTAL LIABILITIES	2,072,601	2,162,981

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 28,369,222 and 28,344,622 issued and outstanding, net 5,681,318 and 705,918 shares held in escrow account, respectively	21,652,165	20,077,384
Deficit accumulated during the development stage	(22,695,552)	(20,881,577)
Less: Treasury stock, 550,000 shares at cost	(350,500)	(350,500)
Total Stockholders' Deficit	(1,099,101)	(859,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$973,500	$1,303,074

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	For the Three Months Ended September 30,		For the Period From Inception (September 26, 1986) Through June 30,
	2007	2006	2007
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	1,734,984	1,924,965	17,020,407
Research and development	75,139	145,674	6,232,291
Impairment of patents	-	-	117,605
License fees	-	-	270,634
Loss on disposal of property and equipment	-	-	17,359
Total Operating Expenses	1,810,123	2,070,639	23,658,286

LOSS FROM OPERATIONS	(1,810,123)	(2,070,639)	(23,829,780)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	-	-	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	1,068	-	25,860
Interest expense	(4,920)	(707)	(6,877)
Other income	-	-	(29,392)
Total Other Income (Expenses)	(3,850)	(707)	(247,795)

LOSS BEFORE EXTRAORDINARY GAIN	(1,813,975)	(2,071,346)	(24,077,575)

Extraordinary Gain on Sale of Patents	-	-	1,382,023

NET LOSS	$(1,813,975)	$(2,071,346)	$(22,695,552)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.06)	$(0.08)
Extraordinary gain	-	-
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(0.06)	$(0.08)

Weighted Shares Used in Per Share Calculation	28,355,897	25,623,321

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended September 30,		For the Period From Inception (September 26, 1986) Through September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,813,975)	$(2,071,346)	$(22,695,552)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,176	7,713	414,640
Stock based compensation	1,556,116	1,742,349	10,790,762
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,942
Impairment of patents and abandonment of in-process rights to technology	-	-	364,155
Gain on sale of patents	-	-	(1,382,023)
(Gain) loss on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	-	63,600
Changes in current assets and liabilities:
Prepaid sales commissions	-	-	(320)
Inventory	(53,127)	-	(139,714)
Deposits from customers	-	36,000	713,250
Accounts payable	(215,652)	(77,945)	70,774
Related party payable	20,240	85,109	1,090,702
Accrued liabilities	5,249	1,425	163,510
Net Cash Used in Operating Activities	(482,973)	(276,695)	(10,256,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(96,143)	(122,378)	(710,423)
Purchase of rights to technology	(3,978)	(25,154)	(698,739)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash Used in Investing Activities	(100,121)	(147,532)	(1,576,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	18,665	78,897	5,259,041
Proceeds from reissuance of treasury stock	-	-	293,250
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	105,000	-	183,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(5,217)	(9,293)	(167,616)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash Provided by Financing Activities	118,448	69,604	11,964,017

NET CHANGE IN CASH	(464,646)	(354,623)	130,735
CASH AT BEGINNING OF PERIOD	595,381	708,379	-
CASH AT END OF PERIOD	$130,735	$353,756	$130,735

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows (Continued)

	For the Three Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Purchase of land with notes payable	$-	$66,000
Issuance of common stock in exchange for payment of debt	$-	$250,000

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2007

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company, and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB as of June 30, 2007. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2008.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the three-month period ended September 30, 2007, and a net loss of $1,813,975 was incurred for the three-month period ended September 30, 2007. As of September 30, 2007, the Company’s losses accumulated from inception totaled $22,695,552. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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
September 30, 2007

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

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

 January 1, 2005 - 5,000,000 shares
 January 1, 2006 - 5,000,000 shares
 January 1, 2007 - 5,000,000 shares
 January 1, 2008 - 10,000,000 shares
 January 1, 2009 - 10,000,000 shares
 January 1, 2010 - 65,000,000 shares

As of September 30, 2007, the Company does not have sufficient common shares authorized to satisfy this agreement.  Until the Company amends its articles of incorporation to increase the number of common shares, all of the warrants cannot be exercised.  However, as of September 30, 2007 only 12,875,000 were exercisable.

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

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk-free rate on a ten year t-bill in effect at the time of grant.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2007

(3)	During May 2004 we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 1,000,000 shares are set forth below:

August 2000 Agreement

Expected Life (in years) (1)	10
Risk-free interest rate (2)	5.73%
Expected volatility factor (3)	137.47%
Expected dividend yield	0.00%

(1)
The expected lives of options were determined based on the “simplified” method under the provisions of SAB 107.  Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns.  As more information becomes available, we may revise this estimate on a prospective basis.

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk-free rate on a ten year t-bill in effect at the time of grant.

(3)	During August 2000 we estimated the expected volatility based on historical share price data.

Assumptions used for the valuation model for the August 2000 agreement of 600,000 shares are set forth below:

August 2000 Agreement

Expected Life (in years) (1)	5
Risk-free interest rate (2)	5.73%
Expected volatility factor (3)	137.47%
Expected dividend yield	0.00%

(1)
The expected lives of options were determined based on the “simplified” method under the provisions of SAB 107.  Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns.  As more information becomes available, we may revise this estimate on a prospective basis.

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk-free rate on a ten year t-bill in effect at the time of grant.

(3)	During August 2000 we estimated the expected volatility based on historical share price data.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2007

The following table summarizes stock option activity of the plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2007	99,475,000	$0.44	27.2

Activity during the period:
Exercised	-

Outstanding at September 30, 2007	99,475,000	$0.44	26.6	$58,725,000
Exercisable at September 30, 2007	14,275,000	$0.65	24.7	$7,725,000

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $0 and $193,750, respectively.

A summary of the status of non-vested options as of September 30, 2007, and changes during the three months ended September 30, 2007, is presented below:

	Warrants/Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2007	85,300,000	$0.38

Activity during the period:
Vested	(100,000)	$2.19

Non-vested at September 30, 2007	85,200,000	$0.37

The following table summarizes information about the stock options and warrants outstanding at September 30, 2007:

Options Outstanding at 09/30/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 09/30/07	Weighted Average Exercisable Price
1,600,000	2.9 years	$ 3.00	1,400,000	$ 3.00
97,875,000	27.05 years	$ 0.40	12,875,000	$ 0.40

For the three months ended September, 2007 and 2006, total stock-based employee compensation expense recognized was $1,556,116 and $1,742,349, respectively.  For the three months ended September 30, 2007, stock-based employee compensation expense was recorded and classified as general and administrative expenses.  As of September 30, 2007, there was approximately $10,991,215 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2007

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant.  The contract is contingent on several factors and provides for certain progress payments.  As of September 30, 2007, the Company has not provided any services of equipment required under this agreement and has recognized no revenues.

Legal- During the three months ended September 30, 2007, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that at this point the chance of any losses resulting from these requests is remote.

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2007 the Company had a total of 705,918 shares held in escrow with two different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2007, 24,600 shares were sold for proceeds of $18,665 at prices ranging from $0.70 to $0.88 per share.  During the three months ended September 30, 2006, 133,000 shares were sold for proceeds of $78,897 at prices ranging from $0.51 to $0.74 per share. The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   During the quarter ended September 30, 2007 the Company contributed 5,000,000 shares in escrow. At September 30, 2007 there was a balance of 5,681,318 shares left in escrow.  These shares are not accounted for as issued or outstanding common shares.

NOTE 6 – LOAN FROM SHAREHOLDER

During the three months ended September 30, 2007 the Company borrowed $105,000 for operating expenses from Mr. Neldon Johnson, the Company’s president and majority shareholder.   There is no stated interest rate or payment term on the loan.  The amount outstanding on the loan at September 30, 2007 was $1,047,733.

NOTE 7 – CUSTOMER DEPOSITS

The Company has received deposits from customers totaling $713,250 relating to a solar lens sub-lease agreement.  According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy.  The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, total current assets were $270,769 and total assets were $973,500 compared to total current assets $682,288 and total assets $1,303,074 as of June 30, 2007.

As of September 30, 2007, Registrant had total liabilities of $2,072,601 and shareholders' deficit of $1,099,101 as compared to total liabilities of $2,162,981 and shareholders' deficit of $859,907 as of June 30, 2007. The deficit accumulated during the development stage was $22,695,552 as of September 30, 2007, compared to $20,881,577 as of June 30, 2007. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of September 30, 2007, the ratio of current assets to current liabilities was approximately 0.14 to one.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

For the three months ended September 30, 2007 and 2006, the Registrant had no revenue and no cost of sales.  For the three months ended September 30, 2007, registrant had total operating expenses of $1,810,123 compared to expenses of $2,070,639 during the same quarter of a year earlier. For the quarter, the net loss per share was $0.06 compared to a net loss of $0.08 for the same quarter a year earlier. For the quarter ended September 30, 2007, general and administrative expenses were $1,734,984 compared to $1,924,965 and research and development expenses were $75,139 compared to $145,674 a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative and research and development expenses.

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

ITEM 2. CHANGES IN SECURITIES

At June 30, 2007 the Company had a total of 705,918 shares held in escrow with two different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2007, 24,000 shares where sold for proceeds of $18,665 at prices between $0.70 and $0.88 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. During the quarter ending September 30, 2007 the company contributed 5,000,000 shares to one of the escrow entities. At September 30, 2007, there was a balance of 5,681,318 shares left in escrow.

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

Sales pursuant to the provisions of Rule 144 sold into the trading market could adversely affect the market price.  The Company's shares trade on the NASD Electronic Bulletin Board and Pink Sheets. The per share price in an auction market is based in part on supply and demand.  If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions of Rule 144 and in particular subsection 144(k), the market price of the shares of common stock of the Company will be adversely affected.

ITEM 3. COMMITMENTS AND CONTINGENCIES

The Company has entered into a contract with Solar Renewable Energy-1,LLC for the purchase and installation of a solar thermal power plant. The contact is contingent on several factors and will entail progress payments. As of September 30, 2007, the Company has not provided any equipment or services as per the contract.

The Company, as of September 30, 2007, has received deposits from customers totaling $713,250 relating to the solar lens sales or lease agreement. According to the terms of the lease agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed all the installations of the solar structures and the deposits are recorded as a liability under the line item “Deposits from Customers.”

During the three months ended Sept 30, 2007 the company borrowed $105,000 for expenses form Neldon Johnson, the Company’s President and majority shareholder. The amount outstanding at Sept 30, 2007 was $1,047,733.

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

Date: November 14, 2007

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer