Form 10QSB
period 2007-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2008-02-14
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of December 31, 2007 Registrant had 29,391,922 shares of common stock, no par value per share, net of 5,374,618 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No  ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

Page

Unaudited Condensed Balance Sheets as of December 31, 2007 and Audited Balance Sheet as of June 30, 2007	F-1

Unaudited Condensed Statements of Operations for the Three and Six Months Ended December 31, 2007 and 2006 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2007	F-2

Unaudited Condensed Statements of Cash Flows for the Six Months Ended December 31, 2007 and 2006 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2007	F-3

Notes to Unaudited Condensed Financial Statements	F-5

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	Unaudited	Audited
	December 31,	June 30,
	2007	2007
CURRENT ASSETS

Cash	$429,535	$595,381
Prepaid expenses	320	320
Inventory	152,019	86,587

Total Current Assets	581,874	682,288

Property and Equipment, net of $159,506 and $125,558 accumulated
depreciation, respectively	509,624	435,623
Patents, net of $18,635 and $15,857 accumulated amortization, respectively	186,440	185,163

TOTAL ASSETS	$1,277,938	$1,303,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$131,470	$286,426
Accrued payroll taxes	61,491	58,262
Related party payable	1,226,496	980,081
Deposits from customers	794,250	713,250
Notes payable-current portion	11,015	10,328

Total Current Liabilities	2,224,722	2,048,347

Net Long-Term Liabilities - Notes payable	108,730	114,634

TOTAL LIABILITIES	2,333,452	2,162,981

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares
authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares
authorized, 29,391,922 and 28,344,622 issued and
outstanding including treasury stock, net of 5,374,618
and 705,918 shares held in escrow account, respectively	23,635,454	20,077,384
Deficit accumulated during the development stage	(24,812,854)	(20,881,577)
Less: Treasury stock of 266,000 and 550,000 shares, respectively, at cost	(172,900)	(350,500)
Total Stockholders' Deficit	(1,055,514)	(859,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,277,938	$1,303,074

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Six Months Ended		(September 26,
	December 31,		December 31,		1986) Through
	2007	2006	2007	2006	December 31, 2007
REVENUES
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue					143,574

COST OF GOODS SOLD
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	233,131
Total Costs of Sales	-	-	-	-	315,058

GROSS LOSS	-	-	-	-	(171,484)

OPERATING EXPENSES
General and administrative	1,896,005	1,960,676	3,630,989	3,886,348	18,916,412
Research and development	191,434	250,573	266,573	396,247	6,423,725
Impairment of patents	-	-	-	-	117,605
License fees	-	-	-	-	270,634
Loss on disposal of property and equipment	-	-	-	-	17,359
Total Operating Expenses	2,087,439	2,211,249	3,897,562	4,282,595	25,745,735

LOSS FROM OPERATIONS	(2,087,439)	(2,211,249)	(3,897,562)	(4,282,595)	(25,917,219)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	177	-	1,245	-	26,037
Interest expense	-	-	(4,920)	-	(6,877)
Other income	-	-	-	-	(29,392)
Total Other Income (Expenses)	177	-	(3,675)	-	(247,618)

LOSS BEFORE EXTRAORDINARY GAIN	(2,087,262)	(2,211,249)	(3,901,237)	(4,282,595)	(26,164,837)

Extraordinary Gain on Sale of Patents	-	-	-	-	1,382,023

NET LOSS	$(2,087,262)	$(2,211,249)	$(3,901,237)	$(4,282,595)	$(24,782,814)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.07)	$(0.08)	$(0.14)	$(0.16)
Extraordinary gain	-	-	-	-
NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(0.07)	$(0.08)	$(0.14)	$(0.16)

Weighted Shares Used in Per Share Calculation	28,889,161	26,518,834	28,622,802	26,194,083

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Six Months Ended		(September 26,
	December 31,		1986) Through
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,901,237)	$(4,282,595)	$(24,782,814)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	36,726	18,394	433,190
Stock based compensation	3,107,511	3,479,202	12,342,157
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,942
Impairment of patents and abandonment of in-process
rights to technology	-	-	364,155
Gain on sale of patents	-	-	(1,382,023)
(Gain) loss on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	-	63,600
Changes in current assets and liabilities:
Prepaid expenses	-	(3,370)	(320)
Inventory	(65,432)	-	(152,019)
Deposits from customers	81,000	36,000	794,250
Accounts payable	(154,956)	(103,781)	131,470
Related party payable	646,415	263,910	1,716,877
Accrued liabilities	3,229	(12,509)	161,490
Net Cash Used in Operating Activities	(246,744)	(604,749)	(10,020,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(107,949)	(129,847)	(722,229)
Purchase of rights to technology	(4,055)	(23,031)	(698,816)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash Used in Investing Activities	(112,004)	(152,878)	(1,588,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	31,246	346,770	5,271,622
Proceeds from reissuance of treasury stock	166,873	-	460,123
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(5,217)	(9,293)	(167,616)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash Provided by Financing Activities	192,902	337,477	12,038,471

NET CHANGE IN CASH	(165,846)	(420,150)	429,535
CASH AT BEGINNING OF PERIOD	595,381	708,379	-
CASH AT END OF PERIOD	$429,535	$288,229	$429,535

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows (Continued)

	For the Six
	Months Ended
	December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Purchase of land with notes payable	$-	$66,000
Issuance of common stock in exchange for payment of debt	$400,000	$250,000

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2007

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

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the six-month period ended December 31, 2007, and a net loss of $3,901,237 was incurred for the six-month period ended December 31, 2007. As of December 31, 2007, the Company’s losses accumulated from inception totaled $24,782,814. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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
December 31, 2007

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

 January 1, 2005 - 5,000,000 shares
 January 1, 2006 - 5,000,000 shares
 January 1, 2007 - 5,000,000 shares
 January 1, 2008 - 10,000,000 shares
 January 1, 2009 - 10,000,000 shares
 January 1, 2010 - 65,000,000 shares

As of December 31, 2007, the Company does not have sufficient common shares authorized to satisfy this agreement.  Until the Company amends its articles of incorporation to increase the number of common shares, all of the warrants cannot be exercised.  However, as of December 31, 2007 only 11,875,000 were exercisable.

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

(2)	The risk-free rate for periods within the contractual life of the options is based on the Federal risk-free rate on a ten year t-bill in effect at the time of grant.

(3)	During May 2004, we estimated the expected volatility based on historical share price data.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2007

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

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2007

The following table summarizes stock option activity of the plan:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life in Years	Value
Outstanding at June 30, 2007	99,475,000	$ 0.44	27.2

Activity during the period:
Exercised	(1,000,000)

Outstanding at December 31, 2007	98,475,000	$ 0.44	26.4	$ 58,125,000
Exercisable at December 31, 2007	13,275,000	$ 0.67	24.2	$ 7,125,000

The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was
$30,000 and $193,750, respectively.

A summary of the status of non-vested options as of December 31, 2007, and changes during the six months ended December 31, 2007 is presented below:

		Weighted
		Average Grant
	Warrants/Options	Date Fair Value

Non-vested at June 30, 2007	85,300,000	$ 0.38

Activity during the period:
Vested	(100,000)	$ 2.19

Non-vested at December 31, 2007	85,200,000	$ 0.37

The following table summarizes information about the stock options and warrants outstanding at December 31, 2007:

Options			Number
Outstanding at	Weighted Average	Weighted Average	Exercisable at	Weighted Average
12/31/07	Remaining Contractual Life	Exercise Price	12/31/07	Exercisable Price
1,600,000	2.65 years	$ 3.00	1,400,000	$ 3.00
96,875,000	26.79 years	$ 0.40	11,875,000	$ 0.40

For the six months ended December 31, 2007 and 2006, total stock-based employee compensation expense recognized was $3,107,511 and $3,479,202, respectively.  Stock-based employee compensation expense was recorded and classified as general and administrative expenses.  As of December 31, 2007, there was approximately $9,451,549 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.35 years.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2007

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant.  The contract is contingent on several factors and provides for certain progress payments.  As of December 31, 2007, the Company has not provided any services of equipment required under this agreement and has recognized no revenues.

Legal – During the six months ended December 31, 2007, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that at this point the chance of any losses resulting from these requests is remote.

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2007 the Company had a total of 705,918 shares held in escrow with two different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2007, 47,300 shares were sold for proceeds of $31,246 at prices ranging from $0.48 to $0.88 per share.  During the six months ended December 31, 2006, 625,580 shares were sold for proceeds of $346,769 at prices ranging from $0.45 to $0.74 per share. The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.    During the six months ended December 31, 2007 the Company contributed 5,000,000 shares in escrow.  At December 31, 2007 there was a balance of 5,374,618 shares left in escrow.  These shares are not accounted for as issued or outstanding common shares.

Treasury Stock Reissued for Cash – During the six months ended December 31, 2007 284,000 shares of treasury stock were reissued for proceeds of $166,873 at prices ranging from $.37 to $.92 per share.

NOTE 6 – LOAN FROM SHAREHOLDER

During the six months ended December 31, 2007 the Company borrowed $646,415 for operating expenses from Mr. Neldon Johnson, the Company’s president and majority shareholder.   Also during the six months ended December 31, 2007 Mr. Johnson forgave $400,000 of debt in exchange for exercising 1,000,000 shares of stock he received as warrants at $.40 per share (See note 3); and forgave $4,444 in debt in exchange for personal legal expenses incurred by the Company.  There is no stated interest rate or payment term on the loan.  The amount outstanding on the loan at December 31, 2007 was $1,223,877.

During the six months ended December 31, 2007 the Company borrowed $2,619 for operating expenses from Mr. LaGrand Johnson, the Company’s Chief Financial Officer. There is no stated interest rate or payment term on the loan.  The amount outstanding on the loan at December 31, 2007 was $2,619.

NOTE 7 – CUSTOMER DEPOSITS

The Company has received deposits from customers totaling $794,250 relating to a solar lens sub-lease agreement.  According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy.  The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2007

NOTE 8 – SUBSEQUENT EVENT

On January 15, 2008, the Company issued 86,000 shares of common stock to an unrelated party for consulting services.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

SFAS 160.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, total current assets were $581,874 and total assets were $1,277,938 compared to total current assets $682,288 and total assets $1,303,074 as of June 30, 2007.

As of December 31, 2007, Registrant had total liabilities of $2,333,452 and shareholders' deficit of $1,055,514 as compared to total liabilities of $2,162,981 and shareholders' deficit of $859,907 as of June 30, 2007. The deficit accumulated during the development stage was $24,782,814 as of December 31, 2007, compared to $20,881,577 as of June 30, 2007. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of December 31, 2007, the ratio of current assets to current liabilities was approximately 0.26 to one.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 compared to Three Months Ended December 31, 2006

For the three months ended December 31, 2007 and 2006, the Registrant had no revenue and no cost of sales.  For the three months ended December 31, 2007, registrant had total operating expenses of $2,087,439 compared to expenses of $2,211,249 during the same quarter of a year earlier. For the quarter, the net loss per share was $0.07 compared to a net loss of $0.08 for the same quarter a year earlier. For the quarter ended December 31, 2007, general and administrative expenses were $1,896,005 compared to $1,960,676 and research development expenses were $191,434 compared to $250,573 a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative and research and development expenses.

Six Months Ended December 31, 2007 compared to Six Months Ended December 31, 2006

For the six months ended December 31, 2007 and 2006, the Registrant had no revenues or cost of sales.  For  the  six  months ended December 31, 2007,  registrant  had  total operating expenses of $3,897,562  compared to expenses of $4,282,595 during  the same  six month period for a year earlier. For the six months ended December 31, 2007, general and administrative expenses were $3,630,989 compared to $3,886,348 and research and development expenses were $266,573 compared to $396,247 a year earlier. For the six months, the Registrant had a net loss of $3,901,237 compared to a net loss of $4,282,595 for the same six month period a year earlier. For the six months ended December 31, 2007 the net loss per share was $0.14 compared to $0.16 for the same period a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative and research and development expenses.

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

The Company has a pending patent infringement lawsuit against Digital Persona, Inc and Microsoft Corporation and an infringement lawsuit against IBM; IBM Corporation; IBM Personal Computing Division; Lenovo (United States) Inc.; Lenovo Group Ltd; UPEK, Inc., which have been consolidated into one lawsuit.  This lawsuit is based upon an alleged infringement, by the above mentioned parties, of United States Patent No. 5,598,474 for certain fingerprint technology invented by Neldon P. Johnson and assigned to Company. Summary judgment has recently been granted to the Defendants, the Court finding that the patent was invalid and thus unenforceable against the Defendants. The Company has filed a Notice of Appeal for that Summary Judgment with the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously pursue the appeal in an attempt to get the Summary Judgment of Invalidity set aside and the patent reinstated. If the Company is successful in the appeal, the case for patent infringement against the Defendants will then resume. No reliable estimate of likelihood that the appeal will be successful can be made at this time.

ITEM 2. CHANGES IN SECURITIES

At June 30, 2007 the Company had a total of 705,918 shares held in escrow with two different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2007, 47,300 shares where sold for proceeds of $31,246 at prices between $0.45 and $0.74 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. During the six months ending December 31, 2007 the company contributed 5,000,000 shares to one of the escrow entities. At December 31, 2007, there was a balance of 5,374,618 shares left in escrow.

ITEM 3. COMMITMENTS AND CONTINGENCIES

The Company has entered into a contract with Solar Renewable Energy-1,LLC for the purchase and installation of a solar thermal power plant. The contact is contingent on several factors and will entail progress payments. As of December 31, 2007, the Company has not provided any equipment or services as per the contract.

The Company, as of December 31, 2007, has received deposits from customers totaling $794,250 relating to the solar lens sales or lease agreement. According to the terms of the lease agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed all the installations of the solar structures and the deposits are recorded as a liability under the line item “Deposits from Customers.”

During the six months ended December 31, 2007 the company borrowed $646,415 for expenses from Neldon Johnson, the Company’s President. Also during the six months ended December 31, 2007, Neldon Johnson forgave $400,000 in debt in exchange for the exercising of 1,000,000 shares of stock, and forgave $4,444 in debt in exchange for personal legal expenses incurred by the Company.  There is no stated interest rate or payment term on the loan. The amount outstanding at December 31, 2007 was $1,223,877.

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

ITEM 8. SUBSEQUENT EVENT

On January 15, 2008, the Company issued 86,000 shares of common stock to an unrelated party for consulting services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2008

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer