Form 10QSB
period 2008-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2008-05-19
CIK 820380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No  ___

As of March 31, 2008 Registrant had 29,624,522 shares of common stock, no par value per share, net of 4,962,018 shares held in escrow accounts.

Transitional Small Business Disclosure Format (Check One)    Yes   X      No  ___

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007 (audited)	F-1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2008 and 2007 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2008	F-2

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2008 and 2007 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2008	F-3

	Notes to Unaudited Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	2

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	3

Item 2.	Changes in Securities	3

Item 3.	Commitments and Contingencies	4

Item 4.	Defaults Upon Senior Securities	4

Item 5.	Submission of Matters to a Vote of Security Holders	4

Item 6.	Other Information	4

Item 7.	Exhibits and Reports on Form 8-K	4

Item 8.	Subsequent Event	5

ii

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	Unaudited	Audited
	March 31,	June 30,
	2008	2007
CURRENT ASSETS

Cash	$206,758	$595,381
Prepaid expenses	320	320
Inventory	158,260	86,587

Total Current Assets	365,338	682,288

Property and Equipment, net of $176,417 and $125,558 accumulated depreciation, respectively	498,464	435,623
Patents, net of $20,270 and $15,857 accumulated amortization, respectively	174,531	185,163

TOTAL ASSETS	$1,038,333	$1,303,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$163,868	$286,426
Accrued payroll taxes	57,642	58,262
Related party payable	1,241,877	980,081
Warranty liability	2,591,649	-
Deposits from customers	812,250	713,250
Notes payable-current portion	11,015	10,328

Total Current Liabilities	4,878,301	2,048,347

Long-Term Liabilities - Notes payable	108,730	114,634

TOTAL LIABILITIES	4,987,031	2,162,981

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 4,400,000 shares authorized, 3,400,000 shares issued and outstanding	294,786	294,786
Preferred stock, Class B, no par value, 600,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 45,000,000 shares authorized, 29,624,522 and 28,344,622 issued and outstanding, net 4,962,018 and 705,918 shares held in escrow account, respectively	22,615,483	20,077,384
Deficit accumulated during the development stage	(26,858,967)	(20,881,577)
Less: Treasury stock of 0 and 550,000, respectively at cost	-	(350,500)
Total Stockholders' Deficit	(3,948,698)	(859,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,038,333	$1,303,074

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Nine Months Ended		(September 26,
	March 31,		March 31,		1986) Through
	2008	2007	2008	2007	March 31, 2008
REVENUES
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue					143,574

COST OF GOODS SOLD
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventories	-	-	-	-	233,131
Total Costs of Sales	-	-	-	-	315,058

GROSS LOSS	-	-	-	-	(171,484)

OPERATING EXPENSES
General and administrative	1,605,021	1,971,354	5,236,010	5,857,702	20,521,433
Research and development	174,398	113,924	440,971	510,171	6,598,123
Impairment of patents	10,275	-	10,275	-	127,880
License fees	-	-	-	-	270,634
Loss on disposal of property and equipment	-	-	-	-	17,359
Total Operating Expenses	1,789,694	2,085,278	5,687,256	6,367,873	27,535,429

LOSS FROM OPERATIONS	(1,789,694)	(2,085,278)	(5,687,256)	(6,367,873)	(27,706,913)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	147	-	1,392	-	26,184
Interest expense	-	-	(4,920)	-	(6,877)
Revaluation of warrant liability	(194,374)		(194,374)		(194,374)
Other income	-	-	-	-	(29,392)
Total Other Income (Expenses)	(194,227)	-	(197,902)	-	(441,845)

LOSS BEFORE EXTRAORDINARY GAIN	(1,983,921)	(2,085,278)	(5,885,158)	(6,367,873)	(28,148,758)

Extraordinary Gain on Sale of Patents	-	-	-	-	1,382,023

NET LOSS	$(1,983,921)	$(2,085,278)	$(5,885,158)	$(6,367,873)	$(26,766,735)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.07)	$(0.08)	$(0.20)	$(0.24)
Extraordinary gain	-	-	-	-
NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(0.07)	$(0.08)	$(0.20)	$(0.24)

Weighted Shares Used in Per Share Calculation	29,515,640	26,848,810	28,924,294	26,412,325

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended		For the Period From Inception (September 26, 1986) Through
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,885,158)	$(6,367,873)	$(26,766,735)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	55,270	29,424	451,734
Stock based compensation	4,390,169	5,006,513	13,624,815
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
Loss on disposal of equipment	-	-	17,942
Impairment of patents and abandonment of in-process rights to technology	10,275	-	374,430
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for services	36,980	-	100,580
Revaluation of warrant liability	194,374		194,374
Changes in current assets and liabilities:
(Increase) / decrease in prepaid sales commissions	-	(2,166)	(320)
(Increase) / decrease in inventory	(71,673)	-	(158,260)
Increase / (decrease) in deposits from customers	99,000	126,000	812,250
Increase / (decrease) in accounts payable	(122,558)	(91,208)	163,868
Increase / (decrease) in related party payable	661,796	537,447	1,732,258
Increase / (decrease) in accrued liabilities	(620)	(15,484)	157,641
Net Cash From Operating Activities	(632,145)	(777,347)	(10,405,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(113,699)	(129,847)	(727,979)
Purchase of rights to technology	(4,055)	(36,848)	(698,816)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net Cash From Investing Activities	(117,754)	(166,695)	(1,594,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	108,225	440,078	5,348,601
Proceeds from reissuance of treasury stock	258,268	-	551,518
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	-	-	78,101
Proceeds from notes payable	-	-	29,857
Payments on note payable and obligations capital lease	(5,217)	(9,293)	(167,616)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net Cash From Financing Activities	361,276	430,785	12,206,845

NET CHANGE IN CASH	(388,623)	(513,257)	206,758
CASH AT BEGINNING OF PERIOD	595,381	708,379	-
CASH AT END OF PERIOD	$206,758	$195,122	$206,758

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows (Continued)

	For the Nine
	Months Ended
	March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Purchase of land with notes payable	$-	$66,000
Issuance of common stock in exchange for payment of debt	$400,000	$250,000

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2008

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

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and no operating income for the nine-month period ended March 31, 2008, and a net loss of $5,885,158 was incurred for the nine-month period ended March 31, 2008. As of March 31, 2008, the Company’s losses accumulated from inception totaled $26,766,735. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern.

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
March 31, 2008

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

 January 1, 2005 - 5,000,000 shares
 January 1, 2006 - 5,000,000 shares
 January 1, 2007 - 5,000,000 shares
 January 1, 2008 - 10,000,000 shares
 January 1, 2009 - 10,000,000 shares
 January 1, 2010 - 65,000,000 shares

As of March 31, 2008, the Company does not have sufficient common shares authorized to satisfy this agreement.  Until the Company amends its articles of incorporation to increase the number of common shares, all of the warrants cannot be exercised.  However, as of March 31, 2008 only 23,275,000 were exercisable. See Note 10.

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
March 31, 2008

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

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2008

The following table summarizes stock option activity of the plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2007	99,475,000	$ 0.44	27.2

Activity during the period:
Exercised	(1,000,000)

Outstanding at March 31, 2008	98,475,000	$ 0.44	26.15	$ 1,937,500
Exercisable at March 31, 2008	23,275,000	$ 0.56	25.09	$ 437,500

The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $30,000 and $193,750, respectively.

A summary of the status of non-vested options as of March 31, 2008, and changes during the nine months ended March 31, 2008 is presented below:

	Warrants/Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2007	85,300,000	$0.38

Activity during the period:
Vested	(10,100,000)	$0.39

Non-vested at March 31, 2008	75,200,000	$0.37

The following table summarizes information about the stock options and warrants outstanding at March 31, 2008:

Options Outstanding at 03/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 03/31/08	Weighted Average Exercisable Price
1,600,000	2.40 years	$ 3.00	1,400,000	$ 3.00
96,875,000	26.54 years	$ 0.40	21,875,000	$ 0.40

For the nine months ended March 31, 2008 and 2007, total stock-based employee compensation expense recognized was $4,390,169 and $5,006,513, respectively.  Stock-based employee compensation expense was recorded and classified as general and administrative expenses.  As of March 31, 2008, there was approximately $8,168,891 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.10 years.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2008

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Sales Commitments— During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant.  The contract is contingent on several factors and provides for certain progress payments.  As of March 31, 2008, the Company has not provided any services of equipment required under this agreement and has recognized no revenues.

Legal – During the nine months ended March 31, 2008, the Company was involved in various lawsuits in the ordinary course of business for the benefit of patent protection. Counterclaims exist requesting an award for attorney fees and court costs. The Company believes that at this point the chance of any losses resulting from these requests is remote.

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— At June 30, 2007 the Company had a total of 705,918 shares held in escrow with two different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2008, 193,900 shares were sold for proceeds of $108,226 at prices ranging from $0.34 to $0.92 per share.  During the nine months ended March 31, 2007, 762,500 shares were sold for proceeds of $440,078 at prices ranging from $0.45 to $1.12 per share. The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.    During the nine months ended March 31, 2008 the Company contributed 5,000,000 shares in escrow.  At March 31, 2008 there was a balance of 4,962,018 shares left in escrow.  These shares are not accounted for as issued or outstanding common shares.

Common Stock Issued for Services – During the nine months ended March 31, 2008 86,000 shares of common stock were issued in exchange for services rendered.  The shares were valued at $0.43 per share.

Treasury Stock Reissued for Cash – During the nine months ended March 31, 2008 550,000 shares of treasury stock were reissued for proceeds of $277,581 at prices ranging from $0.34 to $0.92 per share.

NOTE 6 – LOAN FROM SHAREHOLDER

During the nine months ended March 31, 2008 the Company borrowed $610,000 for operating expenses from Mr. Neldon Johnson, the Company’s president and majority shareholder.   Also during the nine months ended March 31, 2008 Mr. Johnson forgave $400,000 of debt in exchange for exercising 1,000,000 shares of stock he received as options at $.40 per share (See note 3); and forgave $4,444 in debt in exchange for personal legal expenses paid by the Company.  There is no stated interest rate or payment term on the loan.  The amount outstanding on the loan at March 31, 2008 was $1,148,289.

NOTE 7 – CUSTOMER DEPOSITS

The Company has received deposits from customers totaling $812,250 relating to a solar lens sub-lease agreement.  According to the terms of the agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy.  The Company has not yet completed production of the solar lens and the deposits are recorded as a liability under the line item “Deposits from Customers.”

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2008

NOTE 8 – SUBSEQUENT EVENT

On April 3, 2008, the Company issued 150,000 shares of common stock valued at $45,000 to an unrelated party for consulting services.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

NOTE 10 – WARRANT LIABILITY

The Company has determined that approximately 6.5 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  Until such time that the certificate of incorporation is amended, the Company has classified these excess warrants as liabilities in the condensed balance sheets, at fair value as calculated using a Black-Scholes model, and records a corresponding loss, each quarter end from changes in the fair value of warrants issued in excess of authorized shares in the condensed statement of operations.  As of March 31, 2008 the Company has recorded the warrant liability of $2,591,649 and has recognized a revaluation of warranty loss of $194,227.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, total current assets were $365,338 and total assets were $1,038,333 compared to total current assets $682,288 and total assets $1,303,074 as of June 30, 2007.

As of March 31, 2008, Registrant had total liabilities of $4,987,031 and shareholders' deficit of $3,948,698 as compared to total liabilities of $2,162,981 and shareholders' deficit of $859,907 as of June 30, 2007. The deficit accumulated during the development stage was $26,858,967 as of March 31, 2008, compared to $20,881,577 as of June 30, 2007. At this time the Company is not generating sufficient funds to sustain its operations. The Company's operations involve significant risks regarding the development of technology and products that may not be commercially acceptable and profitable. As of March 31, 2008, the ratio of current assets to current liabilities was approximately 0.07 to one.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

For the three months ended March 31, 2008 and 2007, the Registrant had no revenue and no cost of sales.  For the three months ended March 31, 2008, registrant had total operating expenses of $1,789,694 compared to expenses of $2,085,278 during the same quarter of a year earlier. For the quarter, the net loss per share was $0.07 compared to a net loss of $0.08 for the same quarter a year earlier. For the quarter ended March 31, 2008, general and administrative expenses were $1,605,021 compared to $1,971,354 and research development expenses were $174,398 compared to $113,924 a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative expenses.

Nine Months Ended March 31, 2008 compared to Nine Months Ended March 31, 2007

For the nine months ended March 31, 2008 and 2007, the Registrant had no revenues or cost of sales.  For  the  nine  months ended March 31, 2008,  registrant  had  total operating expenses of $5,687,256  compared to expenses of $6,367,873 during  the same nine month period for a year earlier. For the nine months ended March 31, 2008, general and administrative expenses were $5,236,010 compared to $5,857,702 and research and development expenses were $440,971 compared to $510,171 a year earlier. For the nine months, the Registrant had a net loss of $5,885,158 compared to a net loss of $6,367,873 for the same nine month period a year earlier. For the nine months ended March 31, 2008  the net loss per share was $0.20 compared to $0.24 for the same period a year earlier. The decrease in net loss is primarily due to a decrease in general and administrative and research and development expenses.

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

ITEM 2. CHANGES IN SECURITIES

At June 30, 2007 the Company had a total of 705,918 shares held in escrow with two different entities. Proceeds of the stock sales from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2008, 193,900 shares where sold for proceeds of $440,078 at prices between $0.45 and $1.12 per share. The proceeds were used to pay professional fees, operating expenses and accrued liabilities. During the nine months ending March 31, 2008 the company contributed 5,000,000 shares to one of the escrow entities. At March 31, 2008, there was a balance of 4,962,018 shares left in escrow.

ITEM 3. COMMITMENTS AND CONTINGENCIES

The Company has entered into a contract with Solar Renewable Energy-1,LLC for the purchase and installation of a solar thermal power plant. The contact is contingent on several factors and will entail progress payments. As of March 31, 2008, the Company has not provided any equipment or services as per the contract.

The Company, as of March 31, 2008, has received deposits from customers totaling $812,250 relating to the solar lens sales or lease agreement. According to the terms of the lease agreement, the customer purchases a six-year lease from the Company for $9,000 and then sublets the lens to a third-party power company that uses the lenses to generate energy. The Company has not yet completed all the installations of the solar structures and the deposits are recorded as a liability under the line item “Deposits from Customers.”

During the nine months ended March 31, 2008 the company borrowed $703,588 for expenses from Neldon Johnson, the Company’s President. Also during the nine months ended March 31, 2008, Neldon Johnson forgave $400,000 in debt in exchange for the exercising of 1,000,000 shares of stock, and forgave $4,444 in debt in exchange for personal legal expenses paid by the Company.  There is no stated interest rate or payment term on the loan. The amount outstanding at March 31, 2008 was $1,241,877.

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

ITEM 8. SUBSEQUENT EVENT

On April 3, 2008, the Company issued 150,000 shares of restricted common stock to an unrelated party for $45,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2008

International Automated Systems, Inc.

By:

/s/ Neldon Johnson
Neldon Johnson
President and Chief Executive Officer