Form 10-K
period 2008-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2008-10-14
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008.
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

 X Yes   ___ No

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the registrant's net revenue for its most recent fiscal year:    $0.00.The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2008, was approximately $10,045,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2008, there were 36,716,140 outstanding shares of registrant's Common stock, no par value per share.

Documents incorporated by reference: Exhibits

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I

Forward-Looking Statements

In this report, references to "International Automated Systems," the "Company," "we," "us," and "our" refer to International Automated Systems, Inc.

This annual report on Form 10-K contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of  historical fact are intended to be  “forward-looking  statements” with the meaning of the Private Securities Litigation Reform Act of 1995.  Without limiting  the  foregoing,  words  such as “may,”  “will,”  “expect,” “believe,” “anticipate,”  “estimate” or “continue” or comparable terminology are intended to identify  forward-looking  statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur and which involve various risks and uncertainties.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

Exact corporate name:	International Automated Systems, Inc.
State and date of incorporation:	Utah- September 26, 1986.
Street address of principal office:	326 North SR 198
Salem, Utah 84653
Company telephone number:	(801) 423-8132
Fiscal year:	June 30

International Automated Systems, Inc. (“the Company”, was organized under the laws of the State of Utah on September 26, 1986.  In April 1988 the Company filed a registration statement for a public offering under the provisions of the Securities Act of 1933 ("1933 Act") to sell a maximum of 1,074,000 units at a price of $.50 per unit. Each unit was comprised of one share of common stock and one common stock purchase warrant.  The Company sold approximately 200,000 units at the offering price of $.50 per unit realizing total proceeds of approximately $100,000. All warrants expired without exercise.

Over time the Company, for the most part, has acquired its different technologies from its president.

OVERVIEW

International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in Salem, Utah, seeks to design, produce and market leading edge technology products.  The Company has a production model of a patented turbine which uses the expansion of steam to generate a rotational force. This force can then be used to generate power.  The Company feels the turbine could be used in, but not limited to, the production of electricity, hydrogen or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a commercial turbine may never be accepted.

The Company has a prototype solar energy thermal system and has begun the production model which can be used in conjunction with the Company’s bladeless turbine to generate power.

The Company has developed an automated self-service check-out system and management software. This system allows retail customers to ring up their purchases without a cashier or clerk.  The system is primarily designed for grocery stores, but may be applicable in other retail establishments.

The Company has an Automated Fingerprint Identification Machine ("AFIM") which has the capability of verifying the identity of individuals. Potential AFIM applications include products for employee time-keeping and security, access control, and check, debit or credit card verification. Registrant purports that its identity verification system has a variety of uses and applications for both commercial and governmental users. The Company also purports that it has developed technology that transmits information and data using different wave patterns, configurations and timing in the electromagnetic spectrum.  The Company refers to this technology as digital wave modulation ("DWM").  The Company believes that if the technology is implemented and applied commercially, the technology has the capability to significantly increase the amount of information which can be transmitted.  The Company is continuing the development of this technology and the commercial feasibility of the technology has not been demonstrated. The Company believes it has many competitors in the communications, information data transfer and data storage industries which have greater capital resources, more experienced personnel and technology which is more established and accepted in the market place.

The first anticipated product using this technology for commercialization is a high-speed modem. The modem is projected to be faster than modems currently in use.  Generally modems are used for purposes of transmitting data over telephone lines, on telecommunications systems and over wireless mediums such as satellite transmissions and other line- of-sight transmission mediums.  The Company has a modem prototype. Additional development to achieve a commercial product is on going.  In addition, the Company intends to apply the digital wave modulation technology in other areas.  The Company has not established a plan or order of priorities for any future commercial product development. Because this technology is sophisticated and new, the Company may not be successful in its efforts to have commercial exploitable products because of difficulties and problems associated with development. Possible problems could be inability to design, construct and manufacture commercial products; and the Company's lack of funding and financial resources and experienced personnel.  Competitors may develop technologies which are superior and will make the DWM technology obsolete even before the Company has completed its development of any commercial products. Cost will also be a factor in both the development and the commercialization of any new product. It is anticipated that if a commercially viable modem is developed, the Company will have to expend funds to develop a marketing plan and introduce the product into the market. Costs to offer new products and to establish the proper marketing strategy will be significant.  The Company has not made any projections regarding any anticipated costs. There are risks that no commercially viable products will be developed from the technology and any products developed may not be accepted or successful in the marketplace.  Further, the Company may not have sufficient funds to develop, manufacture and market any products.

Automated Self-Service Check-Out System.

In 1988 a patent was granted for the automated self-service check-out system (hereinafter referred to as the "Self-Check System" or "System").  In retail operations, the System allows customers to check-out the items selected for purchase.

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

Management believes that the market for the Self-Check System may include several types of retail establishments, including grocery stores, drug stores, discount stores and fast food restaurants. If operating properly the Self-Check system lessens the impact of having too many attendants or cashiers available.  Customer traffic volume is difficult to predict and retail operators wanting to reduce the time customers wait in line must have sufficient clerks or cashiers available.

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

For future development and possible commercialization of the AFIM technology and the possible application the Company may attempt to enter into licensing agreements or joint ventures.  Presently the Company is merely considering the possibility of licensing agreements or joint venture agreement. At this time there are no agreements to which the Company is a party for licensing, royalties or joint venture projects.

Competition.

The AFIM based products compete with a broad spectrum of products which verify identity. Competitors offer products based on some form of bio-metrics.  Some competitors offer fingerprint based systems. The success of these other entities and the system used may, individually or collectively, significantly affect the Company's attempt to commercialize AFIM. The Company has no market studies to determine its relative position with its competitors in the market place.  Some competitors have been in business longer, have more experienced personnel, have greater financial resources and better name recognition in the marketplace.

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

DWM technology is based on the transmission of symmetrical, asymmetrical, and reference waves that are combined and separated. The Company has a modem prototype that has the capability of sending and separating combined multiple waves.  Depending upon frequencies and other factors, the Company believes it can achieve transmission rates in excess of modems currently in use.  Data transmission speed will depend on such factors as the transmission medium, frequencies used and wave combinations.  The rate of data transmission varies significantly depending on the communication medium used.  When using plain old telephone system commonly known as "POTS", transmission rates will be slower.  DWM is not compatible with the technology used in other modems.

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

The Company believes that the turbine will be marketable in the utility power industry, hydrogen production and transportation. There are also risks that the Company will not be able to manufacture a commercially marketable turbine because of lack of financing, government interference, industry non-acceptance or many other conditions not under the Company's control.

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

The Company is a development stage company and its business is subject to considerable risks.  The Company’s activities have not developed sufficient cash flows from business operations to sustain itself. The Company is small and has an extremely limited capitalization.  Many of its actual and potential competitors have greater financial strength, more experienced personnel and extensive resources available.  Also, the Company is engaged in technological development.  It is expensive to do research and development on new products or applications of new or existing technology.  Resources can be used and depleted without achieving the desired or expected results.  Also, because of the rapid development of technology, the Company's products may become obsolete.  Some of the Company's technology is revolutionary in that it is based on unconventional technological theories. The Company's business activities are subject to a number of risks, some of which are beyond the Company's control.  The Company's future is dependent upon the Company developing technologically complex and innovative products. The Company's future depends on its ability to gain a competitive advantage.  Product development based on new technology is complex and uncertain.  New technology must be applied to products that can be developed and then successfully introduced into and accepted in the market. The Company's results could be adversely affected by delay in the development or manufacture, production cost overruns and delays in the marketing process.

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

The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees, particularly Neldon Johnson, President of the Company.  The loss of Mr. Johnson would have a substantial, material adverse effect on the Company. The Company has entered into an agreement with Neldon Johnson to act as President and Chief Executive Officer for a period of ten years beginning in July 2000.

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

Patents and Trade Secrets.

The Company has been assigned or will be assigned the rights to eighteen U.S. patents.  One patent granted in November 1988 deals with the Self-Check System.  The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale.  Four patents pertaining to the AFIM technology granted January 1997, February 2001, July 2001, and September 2002, seven patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001, one patent pertaining to shelf tag granted September 2003, and four patents relating to the turbine granted March 2003, January 2004, February 2006 and November 2007.  One patent pertaining to the solar energy technology granted in October 2007.

The Company has not sought or received an opinion from an independent patent attorney regarding the strength of the patents or patents pending and the ability of the Company to withstand any challenge to the patent or any future efforts by the Company to enforce its rights under a patent or patents against others.  One of the AFIM patents was deemed invalid per a court decision in January 2008.  The Company is currently appealing that decision.  See further discussion in Item 3.

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

Future Funding

Because the Company is a development stage company and currently has no revenue, it will continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money.  In the past, the Company has received funds from its president and his relatives in the form of related party payables. The Company received $730,805 from its president during the year ended June 30, 2008. The related party payable is unsecured, payable on demand and non-interest bearing. No assurance can be given that the Company will continue to receive funds from its president.  No agreements or understandings exist regarding any future contributions. Also during the year ended June 30, 2008, the Company settled $800,000 of the related party payables by issuing 2,000,000 shares of common stock to the officer upon the exercise of options; and the Company paid $99,537 of the related party payable.  As of June 30, 2008 and 2007, the related party payable balance for receipt of funds was $774,001 and $942,733, respectively.

General

From its inception the Company's primary activity has been the Development of different technologies. Since its formation, the Company has developed technologies which are in different stages of development. To date the Company has not marketed a commercially acceptable product.

Employees

The Company has ten (10) full-time employees. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Company Headquarters

The Company's office is located at 326 North SR 198, Salem, Utah 84653.  The Company's office costs $12,200 per month and is rented from the Company’s president and a third party. The monthly rent includes a 200 square foot office space.

Warranty

The Company's products do not currently have any warranty provisions but it is anticipated that the Company's warranties will be similar to warranties for competitive products in the market or industry. Typically warranties for electronics products are limited.

Marketing

The Company has not finalized its marketing strategy for all its products at this time.

The Company has received deposits of $722,250 from unrelated parties toward the purchase or lease and installation of solar thermal lens systems.

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

For production of the initial AFIM units the Company did the assembly.  If the Company was successful in its marketing efforts and demand for the AFIM was to increase, the Company intends to use independent contract assemblers.  AFIM is comprised of off the shelf components and proprietary components developed by the Company which are then assembled. The Company's proprietary software controls AFIM's operations.  The Company has no agreement with any independent contract assemblers.  The Company has entered into agreements regarding the AFIM technology, but these agreements have been inactive pending further AFIM development.

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

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2008 and 2007, research and development expenses were $760,798 and $660,852, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

Over the next twelve months the Company intends to continue the research and development of its technologies, primarily focusing on its Bladeless Turbine and solar thermal energy technology.  The Company intends to have its solar thermal energy technology, which utilizes the Bladeless Turbine, operational in the next twelve months.  Once the technology is operational, the Company will actively attempt to broadly market the technology to companies seeking alternative energy sources.

Acquisition of Technology

In May 2004, the Company entered into an agreement with its president, in which the Company acquired from the president patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal technologies and electronic shelf tag technology developed by the president.  As consideration for these patents, patents pending, designs and contracts, the Company issued warrants to purchase 100,000,000 shares of common stock and agreed to pay the president a 10% royalty of total gross sales of products related to the patents.

Government Regulation

The Company's activities may be subject to government regulation. Depending on the nature of its activities in data transmission and power production, the Company may need approval or authorization from Federal, State, or Local authorities.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects, as well as adversely affect the value of an investment in our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this Annual Report on Form 10-K, including our financial statements and the related notes. The Company's business operations are highly speculative and involve substantial risks.  Only investors who can bear the risk of losing their entire investment should consider buying our shares.  Some of the risk factors that you should consider are the following:

The Company is in the Development Stage

The Company is a development stage company.  The Company has limited assets and has had limited operations since inception.  The Company can provide no assurance that its current and proposed business will produce any material revenues or that it will ever operate on a profitable basis.

We Have a History of Significant Losses, and We May Never Achieve or Sustain Profitability

We are focused on product development and have generated minimal revenues of $111,226. We have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant development. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of June 30, 2008, our cumulative net loss was $28,697,280. Our net loss was $7,815,703 for the fiscal year ended June 30, 2008. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

The Company May Experience Fluctuations in Operating Results

The Company's operating results are likely to fluctuate in the future as a result of a variety of factors.  Some of these factors may include economic conditions; the amount and timing of the receipt of sale of the Company's current developments such as the solar lens; the success of the Company's development projects; the success of the Company's marketing strategy; capital expenditures and other costs relating to the development of the Company’s products; and the cost of advertising and related media. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations.  In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

The Company’s Business Model May Change or Evolve

The Company and its prospects must be considered in light of the risks, as identified in the Risk Factors section of this filing, expenses and difficulties frequently encountered by companies in the development stage. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, develop and produce high quality products that can be marketed and distributed.  There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and result of operations.

The Company’s Auditors Opinion Expresses Doubt About the Company’s Ability to Continue as a Going Concern

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended June 30, 2008, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.  If the Company is unable to get its solar thermal energy technology operational, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Customers with Deposits May Request a Return of Their Deposits

The Company has received deposits from customers to purchase its solar energy technology system totaling $803,250.   Many of the agreements provide that the Company will deliver, install and startup the solar energy technology system on or prior to December 31, 2007.  Therefore, for these agreements, the customers could request a return of their deposits since the Company has not delivered, installed and started up the solar energy technology system. Of the $803,250 Deposits from Customers at June 30, 2008, $704,250 of the deposits relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems.  If these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.

The Company May Need Future Capital and May Not be Able to Obtain Additional Financing

The  Company  may  need  future  capital  and may  not be  able  to  obtain additional  financing.  If additional funds are needed, funds may be raised as either debt or equity. There can be no assurance that such additional funding will be available on terms acceptable to the Company, or at all.  The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

Future Capital Raised Through Equity Financing May be Dilutive to Stockholders

Any additional equity financing may be dilutive to stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock.

Future Debt Financing May Involve Restrictive Covenants that May Limit the Company’s Operating Flexibility

Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt, a limit on dividends, limit on sale of assets, or specific collateral requirements.  Furthermore, if the Company raises funds through debt financing, the Company would also become subject to increased interest and principal payment obligations. In either case, if the Company was unable to fulfill either the covenants or the financial obligations, the Company may risk defaulting on the loan, whereby ownership of the firm's assets could be transferred from the shareholders to the debt holders.

Executive Management has Limited Management Experience of an Operating Company

The Company's officers have limited experience in managing an operating company. If the Company develops a marketable product, this lack of experience may make it more difficult to establish the contacts and relationships and implement operating procedures necessary to successfully operate the Company.

The Company’s Success is Dependent on Management

The Company's success is dependent, in large part, on the active participation of its Executive Officers. The loss of their services would materially and adversely affect the Company's development activities and future business success.

The Company’s Success is Dependent on our Patents and Proprietary Rights

The Company’s future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technologies through a combination of patents and other intellectual property arrangements.  The protection provided by our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products.  In addition, our patents, if challenged, may not be upheld by the courts of any jurisdiction.  Patent infringement litigation, either to enforce our patents or to defend us from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses.  Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license the related products.  Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the U.S.  Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to us.  We also attempt to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities.  There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.

Executive Officers Maintain Significant Control Over the Company and its Assets

Our executive officers maintain control over the Company's board of directors and also control the Company's business operations and policies.  In addition, Neldon Johnson, the Company's President, and two of his sons, Randale Johnson and LaGrand Johnson, control approximately 80% of the voting rights of the Company. As a result, these three individuals will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

The Company is Unlikely to Pay Dividends in the Foreseeable Future

It is unlikely that the Company will pay dividends on its common stock in the foreseeable future, resulting in an investor's only return on an investment in the Company's common tock being the appreciation of the per share price. The Company can make no assurances that the Company's common stock will ever appreciate.

Risks of “Penny Stock”

Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the SEC. Penny stocks are stocks (i) with a price of less than five  dollars  per share;  (ii) that are not traded on a  "recognized"  national exchange;  (iii) whose prices are not quoted on the NASDAQ  automated  quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous  operation for at least three years); or $5,000,000 (if in continuous operation  for less than three  years);  or with  average  revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide  potential  investors with a document disclosing  the risks of penny stocks and to obtain a manually  signed and dated written  receipt of the document  before  effecting any  transaction  in a penny stock for the investor's  account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover,  Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the  account of any  investor  for  transactions  in such stocks  before selling  any  "penny  stock"  to that  investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation,  investment experience and investment objectives;  (ii) reasonably  determine,  based on that  information,  that  transactions in penny stocks are suitable  for the  investor,  and that the  investor  has  sufficient knowledge and experience as to be reasonably  capable of evaluating the risks of penny stock  transactions;  (iii) provide the investor with a written  statement setting forth the basis on which the  broker-dealer  made the  determination  in (ii) above;  and (iv) receive a signed and dated copy of such statement from the investor,  confirming  that it  accurately  reflects  the  investor's financial situation,  investment  experience and investment  objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

No Assurance of a Liquid Public Market for our Common Stock.

There can be no assurance as to the depth or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.  As a result, an investment in our common stock may not be totally liquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s principal executive offices are located at 326 North SR 198, Salem, Utah 84653.  The Company rents the office space from its president at a cost of $6,000 per month and from a third party at a cost of $6,200 per month.  The monthly rent includes a 200 square foot office space, plus additional store front and warehouse space.  Our primary use of this the space is for offices.

The Company owns approximately 600 acres of land in Delta, Utah which was purchased in August 2006.  The Company is currently building a solar energy plant on the land utilizing its solar energy technology system.  The Company also entered into a lease agreement in November 2006 for research and development space in Delta, Utah, to be close to where it is building its solar energy technology system.  The lease expires in November 2016 and requires annual lease payments of $7,500.

The Company also owns approximately 6 acres of land in California.  This land is currently not being used, but plans to build a small energy plant utilizing the solar energy technology system.  Permits will need to be obtained prior to utilizing this land for this purpose.

The Company believes that its current office and research and development space will be adequate to meet current needs. The Company may, however, require additional facilities in the future depending upon being able to produce and market its solar energy technology system.

ITEM 3.  LEGAL PROCEEDINGS

The Company filed a patent infringement lawsuit against Digital Persona, Inc and Microsoft Corporation in January 2006. This lawsuit was based upon an alleged infringement, by the above mentioned parties, of United States Patent No. 5,598,474 (“the 474 patent”) for certain fingerprint technology invented by Neldon P. Johnson and assigned to Company. Each defendant responded to the complaint denying all counts, raising affirmative defenses and asserting counterclaims of non-infringement and invalidity. In January 2008, the court entered an order declaring the 474 patent invalid. Subsequent to the order, all claims and counter claims were settled between the Company and Digital Persona, Inc and Microsoft Corporation.

The Company filed a patent infringement lawsuit against IBM; IBM Corporation; IBM Personal Computing Division; Lenovo (United States) Inc.; Lenovo Group Ltd; and John Does 1-20 in February 2006. UPEK, Inc. was subsequently added as a defendant.  This lawsuit was also based upon an alleged infringement, by the above mentioned parties, of the 474 patent.  In January 2008, this case was consolidated with the above mentioned Digital Persona and Microsoft Corporation case.  In June 2008 UPEK filed a motion for further declaration of patent invalidity.  UPEK also filed a separate motion for attorneys’ fees and costs based upon assertions that the case is an “exceptional case” under 35 U.S.C. §285.  UPEK has not indicated the specific amount of attorneys’ fees and costs, but has indicated that they are in excess of $1,000,000.00.

The Company filed briefs in opposition to both motions in August 2008 and intends to vigorously defend itself against the UPEK motions.  The Company also intends to prosecute a reissue application for the 474 patent which has been declared invalid.

No liability has been recorded by the Company for the UPEK motions as of June 30, 2008.  While the Company currently believes the probability of any losses resulting from these motions is remote, no reliable estimate of the probability of or the amount of potential losses, if any, can be made at this time.  The Company understands that these motions will come before the court and that a decision will likely be rendered before the end of December 2008. The Company will reevaluate the likelihood of an adverse award in this case as new information becomes available.

Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Presently Registrant's common stock is traded on the NASD Electronic Bulletin Board under the symbol "IAUS".  The table below sets forth the closing high and low bid prices at which the Company's shares of common stock were quoted during the quarters indicated. The trades are in U. S. dollars but may be inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions in the common stock.

Fiscal 2008	High	Low

June 30, 2008	$0.65	$0.40
March 31, 2008	$0.63	$0.34
December 31, 2007	$1.06	$0.35
September 30, 2007	$1.08	$0.62

Fiscal 2007	High	Low

June 30, 2007	$0.74	$0.73
March 31, 2007	$0.83	$0.70
December 31, 2006	$0.48	$0.45
September 30, 2006	$0.75	$0.70

The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the Company's activities.

At June 30, 2008, the Company had approximately 995 shareholders of record.

As of June 30, 2008, Registrant had 31,146,722 issued and outstanding, net of 5,589,818 held in an escrow account. Of these shares, approximately 25,096,000 shares were free trading shares.  There were approximately 6,051,000 shares of restricted common stock but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.  As of June 30, 2008, at least 100 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years.  At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

Dividend Policy

To date, registrant has not declared or paid any dividends to holders of its common stock.  In the future it is unlikely that the Company will pay any dividends.

Recent Sales of Unregistered Securities

During the period covered by this report the Company issued 2,000,000 shares of common stock to the Company’s president upon the exercise of options in exchange for settlement of $800,000 in related party payables.

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of  notices, a fee and other administrative documentation like consents to service of process and the like.

Resales of the shares noted above must be made through an available exemption such as Rule 144 or Section 4(1) of the Securities Act in "routine trading transactions." Any person who acquires any of these securities in a private transaction may be subject to the same resale requirements.  (See below for a general discussion on Rule 144).

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers
During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:
•Current public information,
•Volume limitations,
•Manner of sale requirements for equity securities, and
•Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers
During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:
•Current public information,
•Volume limitations,
•Manner of sale requirements for equity securities, and
•Filing of Form 144.
During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”

	June 30, 2008	June 30, 2007
Results of Operations:
Revenue	$-	$-
Loss from operations	(7,804,599)	(8,493,791)
Other income (expenses)	(11,104)	391
Net loss	(7,815,703)	(8,493,400)
Basic and diluted net loss per share	(0.27)	(0.32)

Cash Flow and Balance Sheet Data:
Net cash used in operating activities	$(1,525,399)	$(1,536,809)
Cash	144,429	595,381
Total Assets	935,729	1,303,074
Total Current Liabilities	2,104,145	2,048,347
Accumulated deficit	(28,697,280)	(20,881,577)
Total Stockholders' deficit	(1,277,071)	(859,907)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and notes thereto.  This discussion contains forward looking statements regarding the Company's plans, objectives, expectations and intentions.  All forward looking statements are subject to risks and uncertainties that could cause the Company's actual results and experience to differ materially from such projections.

Historically, the Company's activities have been dominated by its research and development activities.  As a result, there have not been revenues associated with operations. The Company has limited experience regarding profit margins or costs associated with operating a business.

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i) continue to build its solar energy technology system and get the system operational to begin producing energy; (ii) market and sale the solar energy technology system once it is operational; and (iii) continue to develop marketable products for its technologies.

During the next 12 months, additional financing will be required to fund the building of the solar energy technology system and the development of marketable products.  To date, the Company has primarily financed operations by the receipt of advances from the Company’s president and through the private placement of equity securities. The president and the Company have no formal agreement as to any future advances. However, it is anticipated that the Company will continue to receive additional financing from receipt of advances from its president to help fund continuing operations.  The Company also anticipates receiving additional financing through the private placement of equity securities.

The Company does not expect a significant change in the number of employees during the next 12 months.  However, if the Company is successful in getting the solar energy technology system operational, additional employees may be necessary depending on the demand for the system and how the Company determines to produce the system.  The Company plans to evaluate the possibility of contracting with suppliers to produce and install the systems.

Results of Operations

Fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007

The Company has not generated a profit since inception.  Operations during the years ended June 30, 2008 and 2007, primarily pertained to research and development and other activities.  Research and development expenses increased by $99,946 or 15% to $760,798 in fiscal year 2008 from $660,852 in fiscal year 2007 primarily due to the issuance of preferred stock, valued at $122,478, as compensation to the Company’s president. The increase due to compensation was offset by purchasing less research and development materials for the solar thermal and bladeless turbine during the fiscal year 2008 as compared to fiscal year 2007.

General and administrative expenses decreased by $804,129 or 10% from $7,825,416 in fiscal year 2007 to $7,021,287 in fiscal year 2008. The decrease in general and administrative expenses is primarily due to many options fully vesting in fiscal year 2007 resulting in a decrease in stock-based compensation for fiscal year 2008.

Total revenue and cost of sales was $0 for fiscal years 2008 and 2007. Other expenses increased by $11,495 in fiscal year 2008 compared to fiscal year 2007 primarily related to incurring a full year of interest expense on the notes payable.  Net loss decreased by $677,697 from $8,493,400 in fiscal year 2007 to $7,815,703 in fiscal year 2008 primarily related to the decrease in stock-based compensation.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing research and development activities.  To date, we have primarily financed our operations by the receipt of loan advances from the Company’s president and through the private placement of equity securities. The president and the Company have no formal agreement as to any future loans or advances. The Company has no line of credit with any financial institution. The Company believes that until it has operations and revenues consistently, it will be unable to establish a line of credit from conventional sources.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs, and establish any distribution networks.  The Company had $144,429 in cash as of June 30, 2008, representing a decrease of $450,952 from June 30, 2007.  The decrease relates to net cash used in operations and investing of $1,525,399 and $126,280, respectively, offset by net cash provided by financing activities of $1,200,727.

As of June 30, 2008, the Company has current assets of $296,288 and total assets of $935,729.  Current liabilities were $2,104,145 and total liabilities of $2,212,800. The ratio of current assets to current liabilities is approximately 0.14. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

Stock issuance

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2008, 1,116,100 shares were sold for proceeds of $529,676 at prices ranging from $0.34 to $.92 per share.  During the year ended June 30, 2007, 1,262,000 shares were sold for proceeds of $425,033 at prices ranging from $0.45 to $1.12 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2008 and 2007, there was a balance of 5,589,818 and 705,918 shares, respectively, in the escrow accounts.

During the year ended June 30, 2008, the Company issued 150,000 shares of common stock to an individual in exchange for $45,000 in cash at $0.30 per share.  During the year ended June 30, 2007, the Company issued 400,000 shares of common stock to an individual in exchange for $160,000 in cash at $0.40 per share.

Critical Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 to the Financial Statements. The application of certain policies requires significant judgments or an estimation process that can affect our results of operations, financial position and cash flows, as well as the related footnote disclosures. We base our estimates on historical experience and other assumptions, as discussed below, that we believe is reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. The accounting policies and estimates with the greatest potential to have a significant impact on our operating results, financial position, cash flows and footnote disclosures are as follows.

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Furthermore, the Company makes periodic assessments about each patent and related technology to determine if it plans to continue to pursue the technology and if the patent has value. As a result of these assessments, the Company wrote off $22,973 and $7,523 of patents during the years ended June 30, 2008 and 2007, respectively.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, on July 1, 2007, which requires us to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised.  The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ from these estimates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by Fiscal Year
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt arrangements (1)	$11,090	$11,866	$12,697	$13,585	$14,536	$55,971	$119,745
Operating leases (2)	7,500	7,500	7,500	7,500	7,500	25,000	62,500
Total contractual obligations	$18,590	$19,366	$20,197	$21,085	$22,036	$80,971	$182,245

(1) The Company has two notes payable to financing companies due in annual statements that are collateralized by land and both mature in fiscal year 2017.

(2)  The Company entered into a lease agreement for research and development space in October 2006. The term of this lease is from November 1, 2006 to November 1, 2016.

The Company has also entered into several solar lease bonus fee contracts with many of the customers who made deposits on the solar alternate energy system discussed further in Note 9 to the financial statements.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company has agreed to pay many of the customers a referral fee of .009% on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.  The Company will be obligated to pay this bonus fee if it is able to produce and then sell its solar alternate energy system.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted.  The Company is evaluating the impact these statements will have on its financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 13” (“SFAS 161”).  SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities.  SFAS 161 is effective for the Company beginning July 1, 2009.  The Company anticipates that the adoption of SFAS 161 will not have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

ITEM 8. FINANCIAL STATEMENTS

The financial statements required by this item are after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2008, the Company implemented quarter-end close procedures and controls to help ensure that the financial statements are fairly reported.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

Neldon Johnson	62	Chairman of the Board of Directors, President and CEO

Randale Johnson	39	Secretary, Vice President

LaGrand Johnson	42	CFO

Bruce Barrett	78	Director

Blain Phillips	46	Director

All Directors hold office until a successor has been elected. All officers are appointed by the Board of Directors and serve at the discretion of the Board until a new officer is appointed.

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

Corporate Governance

Nominating Committee

We  have  not  established  a  Nominating  Committee  because,  due  to our development  of  operations  and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered  by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because,  due to our development of  operations  and the fact that we only have  three  directors  and  executive officers,  we believe that we are able to effectively manage the issues normally considered by an audit  committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended June 30, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neldon Johnson	2008	-	-	122,478	5,613,494	-	-	-	5,735,972
President, CEO and Director	2007	-	-	-	6,460,396	-	-	-	6,460,396

Randale Johnson	2008	54,667	-	-	28,269	-	-	-	82,936
Secretary and Vice President	2007	52,496	-	-	44,221	-	-	-	96,717

LaGrand Johnson	2008	31,925	-	-	28,269	-	-	-	60,194
CFO	2007	32,219	-	-	44,221	-	-	-	76,440

(1)	The amount in the stock awards columns represents the value of the 1,000,000 Series 1 Class A Preferred Stock granted as compensation for services performed in 2008 lieu of cash compensation.

(2)
The amounts in the option awards column reflect the dollar amount recognized for financial statement reporting purposes for the indicated fiscal years ended June 30, in accordance with SFAS 123(R) and thus include amounts from options granted in prior years.  No options were granted in the current year.

Employment Agreements

The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in July 2000. Per the agreement, Neldon is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  Neldon may terminate the agreement, but must give the Company 6 months advance notice.  The Company can not voluntarily terminate Neldon’s employment for any reason.  No additional payments are outlined in the agreement for a change in control.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Neldon Johnson	20,875,000	75,000,000 (1)	—	$0.40	12/31/2034	—	—	—	—
Randale Johnson	400,000	100,000 (2)	—	$3.00	8/22/2010	—	—	—	—
LaGrand Johnson	400,000	100,000 (2)	—	$3.00	8/22/2010	—	—	—	—

(1)	These options were granted on May 14, 2004 and 10,000,000 of the options vest on January 1, 2009 and 65,000,000 vest on January 1, 2010.

(2)	These options were granted on August 24, 2000 and 100,000 of the options vest on August 24, 2008 and 100,000 vest on August 24, 2009.

Compensation of Directors

The Company’s Directors currently are not compensated for their time and there are no payment arrangements.  The Company anticipates that it will need to compensate Directors at some point in the future.

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2008, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of June 30, 2008, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 52,921,722 shares of common stock outstanding as of June 30, 2008, together with applicable options and warrants for each stockholder.  Unless otherwise indicated, the address of each person listed below is in the care of International Automated Systems, Inc., 326 North SR 198, Salem, Utah 84653.

	Shares Beneficially Owned
Name and Title	Number (4)		Percent
Neldon Johnson, President, CEO and Director	22,365,920	(1)	42.3%
Randale Johnson, Secretary and Vice President	850,000	(2)	1.6%
LaGrand Johnson, CFO	750,000	(3)	1.4%
Bruce Barrett, Director	100,000		0.2%
Blain Phillips, Director	-		0.0%
All officers and directors as a group (5 persons)	24,065,920		45.5%

(1)	Includes warrants to purchase 20,875,000 shares of common stock exercisable within 60 days of June 30, 2008.
(2)	Includes options to purchase 450,000 shares of common stock exercisable within 60 days of June 30, 2008.
(3)	Includes options to purchase 450,000 shares of common stock exercisable within 60 days of June 30, 2008.
(4)
Does not include 2,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, 1,000,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale Johnson.  Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters with the exception of 1,150,000 of the Series 1 Class A Preferred Stock held by Neldon Johnson which has 100 votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 70%, LaGrand Johnson 6%, and Randale Johnson 7% of the voting control of the Company when the voting power of the shares of preferred stock, common stock and vested options are considered together.

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On May 14, 2004, the Company entered into an agreement with Neldon Johnson, the Company’s president, in which the Company acquired from Mr. Johnson patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal technologies, and electronic shelf tag technology developed by Mr. Johnson.  As consideration for these patents, patents pending, designs and contracts, the Company issued warrants to purchase 100,000,000 shares of common stock and 10% of total gross sales in royalties of the Company.

During the year ended June 30, 2003, the Company commenced leasing office and research and development space on a month- to-month basis from Neldon Johnson, for $6,000 per month.

The Company received $730,805 from its president during the year ended June 30, 2008. The Company settled $800,000 of the related party payable by issuing 2,000,000 shares of common stock to the officer upon the exercise of warrants; and paid $99,537 of the related party payable during the year ended June 30, 2008. The balance was $774,001 at June 30, 2008 and is unsecured, payable on demand and non-interest bearing.

During the year ended June 30, 2008, the Company received deposits from officers totaling $81,000 relating to the solar lens concentrators discussed further in Note 9 of the Notes to the Financial Statements.  The deposits have been included in deposits from customers at June 30, 2008.

During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of June 30, 2008, the Company has not provided any services or equipment required under this agreement and has received no money and recognized no revenues.

Resolving Conflicts of Interest

The Company’s directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors.  Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

The Company has two independent directors serving on its board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2008 and 2007 have been audited by our principal accountant, Mantyla McReynolds, LLC. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Mantyla McReynolds, LLC. The percentage of hours expended on the audit by persons other than full time, permanent employees of Mantyla McReynolds, LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2008 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $37,329.

Aggregate fees for the year ended June 30, 2007 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $26,712.

Audit-Related Fees

Audit-related fees, not included in the previous paragraphs, for the years ended June 30, 2008 and 2007 for assurance and related services by Mantyla McReynolds, LLC were $130 and $0.

Tax Fees

$728 and $0 of fees were billed to us for years ended June 30, 2008 and 2007, respectively, for professional services by Mantyla McReynolds, LLC for tax compliance, tax advice, and tax planning.  A firm, other than our principal accountant, prepares all income tax returns.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: October 10, 2008

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: October 10, 2008

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: October 10, 2008

/s/ Bruce Barrett
BRUCE BARRETT
Title: Director

Date: October 10, 2008

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F1

Balance Sheets - June 30, 2008 and 2007	F2

Statements of Operations for the Years Ended June 30, 2008 and 2007 and for the period from Inception [September 26, 1986] through June 30, 2008	F3

Statements of Stockholders' Equity / (Deficit) for the Period from Inception through June 30, 2008	F4

Statements of Cash Flows for the Years Ended June 30, 2008 and 2007 and for the period from Inception [September 26, 1986] through June 30, 2008	F8

Notes to the Financial Statements	F10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
International Automated Systems, Inc.

We have audited the accompanying balance sheets of International Automated Systems, Inc. as of June 30, 2008 and 2007, and the related statements of stockholders’ deficit, operations, and cash flows for the years ended June 30, 2008 and 2007 and for the inception period from July 1, 2006 to June 30, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of International Automated Systems, Inc. for the period from inception [September 26, 1986] through June 30, 2005, were audited by other auditors whose report dated September 28, 2005 except for the Note 1 restatement which was dated February 20, 2006, expressed an unqualified opinion on those statements.  Others audited the financial statements of the Company from September 26, 1986 through June 30, 1990, whose reports dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties referred to in Note 1 been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 2005, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems, Inc. as of June 30, 2008 and 2007 and the results of operations and cash flows for the years ended June 30, 2008 and 2007, and for the period from September 26, 1986 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has accumulated losses from inception and has negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah
October 7, 2008

F1

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$144,429	$595,381
Prepaid expenses	-	320
Inventory	151,859	86,587

Total Current Assets	296,288	682,288

Property and Equipment, net of accumulated depreciation of $202,965 and $125,558, respectively - Note 1	471,614	435,623
Patents, net of accumulated amortization of $15,176 and $15,857, respectively	167,827	185,163

TOTAL ASSETS	$935,729	$1,303,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$335,413	$286,426
Accrued liabilities	72,391	58,262
Related party payable - Note 3	882,001	980,081
Deposits from customers - Note 9	803,250	713,250
Notes payable-current portion - Note 5	11,090	10,328

Total Current Liabilities	2,104,145	2,048,347

Long-term notes payable - Note 5	108,655	114,634

TOTAL LIABILITIES	2,212,800	2,162,981

Commitments and contingencies - Note 11

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 and 3,400,000 shares issued and outstanding, respectively	417,264	294,786
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 31,146,722 and 28,344,622 issued and outstanding, net of 5,589,818 and 705,918 shares held in escrow account, respectively	27,002,945	20,077,384
Deficit accumulated during the development stage	(28,697,280)	(20,881,577)
Less: Treasury stock of 0 and 550,000, respectively at cost	-	(350,500)
Total Stockholders' Deficit	(1,277,071)	(859,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$935,729	$1,303,074

The accompanying notes are an integral part of these financial statements

F2

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2008	2007	June 30, 2008
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	7,021,287	7,825,416	22,306,710
Research and development	760,798	660,852	6,917,950
Impairment of patents	22,972	7,523	140,577
License fees	-	-	270,634
Loss (gain) on disposal of property and equipment	(458)	-	16,901
Total Operating Expenses	7,804,599	8,493,791	29,652,772

LOSS FROM OPERATIONS	(7,804,599)	(8,493,791)	(29,824,256)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	-	-	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	1,570	2,348	26,362
Interest expense	(12,769)	(1,957)	(14,726)
Other income	95	-	(29,297)
Total Other Income (Expenses)	(11,104)	391	(255,047)

LOSS BEFORE EXTRAORDINARY GAIN	(7,815,703)	(8,493,400)	(30,079,303)

Extraordinary gain on sale of patents	-	-	1,382,023

NET LOSS	$(7,815,703)	$(8,493,400)	$(28,697,280)

Net loss per common share
Basic and diluted	$(0.27)	$(0.32)

Weighted average common shares outstanding
Basic and diluted	29,251,202	26,931,008

The accompanying notes are an integral part of these financial statements

F3

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit)

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

The accompanying notes are an integral part of these financial statements

F4

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

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

The accompanying notes are an integral part of these financial statements

F5

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

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

The accompanying notes are an integral part of these financial statements

F6

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

	Preferred Stock		Common Stock		Stock	Treasury Stock		Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Shares	Amount	Stage	Deficit

Balance - June 30, 2006	3,700,000	$294,786	25,532,622	$12,083,707	-	-	$-	$(12,388,177)	$(9,684)
Stock issued for cash
July through Sept 2006 - $0.63 per share	-	-	143,000	89,900	-	-	-	-	89,900
Oct through Dec 2006 - $0.52 per share	-	-	402,580	208,252	-	-	-	-	208,252
Jan through March 2007 - $0.68 per share	-	-	136,920	93,309	-	-	-	-	93,309
April through June 2007 - $0.74 per share	-	-	4,500	3,322	-	-	-	-	3,322
Amortization of stock-based compensation	-	-	-	6,548,839	-	-	-	-	6,548,839
Stock issued for cash - $0.40 per share	-	-	400,000	160,000	-	-	-	-	160,000
Options exercised for settlement of related party borrowings $0.40 per share	-	-	1,725,000	690,000	-	-	-	-	690,000
Treasury stock issued for debt $0.51 per share						(625,000)	(318,750)	-	(318,750)
Treasury stock issued for debt $0.65 per share						(500,000)	(325,000)	-	(325,000)
Reissuance of treasury stock for cash	-	-	-	200,055		575,000	293,250	-	493,305
Net loss	-	-	-	-	-	-	-	(8,493,400)	(8,493,400)
Balance - June 30, 2007	3,700,000	$294,786	28,344,622	$20,077,384	$-	(550,000)	$(350,500)	$(20,881,577)	$(859,907)

Class A Preferred Stock issued - $0.12 per share	1,000,000	122,478	-	-	-	-	-	-	122,478
Common Stock issued for cash
July through Sept 2007 - $0.76 per share	-	-	24,600	18,665	-	-	-	-	18,665
Oct through Dec 2007 - $0.59 per share	-	-	22,700	31,894	-	-	-	-	31,894
Jan through March 2008 - $0.59 per share	-	-	146,600	57,667	-	-	-	-	57,667
April through June 2008 - $0.44 per share	-	-	372,200	163,182	-	-	-	-	163,182
Amortization of stock based compensation	-	-	-	5,864,405	-	-	-	-	5,864,405
Stock issued for cash - $0.30 per share	-	-	150,000	45,000	-	-	-	-	45,000
Options exercised for settlement of related party borrowings $0.40 per share	-	-	2,000,000	800,000	-	-	-	-	800,000
Stock issued for services - $0.43 per share	-	-	86,000	36,980	-	-	-	-	36,980
Reissuance of treasury stock for cash	-	-	-	(92,232)		550,000	350,500	-	258,268
Net loss	-	-	-	-	-	-	-	(7,815,703)	(7,815,703)
Balance - June 30, 2008	4,700,000	$417,264	31,146,722	$27,002,945	$-	-	$-	$(28,697,280)	$(1,277,071)

The accompanying notes are an integral part of these financial statements

F7

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2008	2007	June 30, 2008
Cash flows used in operating activities
Net loss	$(7,815,703)	$(8,493,400)	$(28,697,280)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	85,110	43,262	481,574
Stock-based compensation	5,986,883	6,548,839	15,221,529
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
(Gain) / loss on disposal of equipment	(458)	-	17,484
Impairment of patents and abandonment of in-process
rights to technology	22,973	7,523	387,128
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for expenses	36,980	-	100,580
Changes in current assets and liabilities:
(Increase) / decrease in prepaid sales commissions	320	(320)	-
(Increase) / decrease in inventory	(65,272)	(86,587)	(151,859)
Increase / (decrease) in deposits from customers	90,000	254,250	803,250
Increase / (decrease) in accounts payable	48,987	157,431	335,413
Increase / (decrease) in related party payable	70,652	33,760	108,000
Increase / (decrease) in accrued liabilities	14,129	(1,567)	172,390
Net cash used in operating activities	(1,525,399)	(1,536,809)	(12,332,289)

Cash flows used in investing activities
Purchase of property and equipment	(116,898)	(211,411)	(731,178)
Purchase of rights to technology	(11,882)	(38,027)	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Proceeds from sale of equipment	2,500	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(126,280)	(249,438)	(1,602,692)

Cash flows provided by financing activities
Proceeds from issuance of common stock	316,408	554,783	5,356,729
Proceeds from reissuance of treasury stock	258,268	493,305	751,573
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	730,805	643,816	1,842,020
Payments on borrowings from related party	(99,537)	-	(99,537)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(5,217)	(18,655)	(167,616)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	1,200,727	1,673,249	14,079,410

Net change in cash	(450,952)	(112,998)	144,429
Cash at beginning of year	595,381	708,379	-
Cash at end of year	$144,429	$595,381	$144,429

The accompanying notes are an integral part of these financial statements

F8

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Continued)

	For the Years Ended
	June 30,
	2008	2007
Supplemental non-cash flow information
Settlement of borrowings from related party in exchange
for exercise of options	$800,000	$690,000
Property acquired by long-term notes payable	$-	$66,000
Issuance of related party borrowings in exchange for
treasury stock	$-	$643,750
Settlement of related party borrowings in exchange for
patent rights	$-	$44,131

Supplemental cash flow information
Cash payments for interest	$4,920	$1,885
Cash payments for income taxes	$100	$100

The accompanying notes are an integral part of these financial statements

F9

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008 and 2007

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2008 the Company had $144,429 of cash available and had a working capital deficit of $1,807,857.  The Company had no revenue and no operating income for the years ended June 30, 2008 and 2007. The Company has used net cash for operating activities of $1,525,399 and $1,536,809 for the years ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company’s losses accumulated from inception totaled $28,697,280.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $100,000 per institution.  The Company had cash deposits that exceeded insured amounts by $0 and $483,878 for the years ended June 30, 2008 and 2007, respectively.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments - The estimated fair value of financial instruments, in Management’s opinion, approximates the carrying value of the financial instruments.

Impairment - The Company records impairment losses on property and equipment and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Furthermore, the Company makes periodic assessments about each patent and related technology to determine if it plans to continue to pursue the technology and if the patent has value.  As a result of these assessments, the Company wrote off $22,973 and $7,523 of patents during the years ended June 30, 2008 and 2007, respectively.

Inventory – Inventory is stated at the lower of cost or market using the first-in first-out method.  As of June 30, 2008, inventories consist of raw materials and components related to the solar alternative energy systems being built by the Company.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2008 and 2007 was $78,865 and $38,579, respectively. The major classes of assets are as follows:

F10

	June 30, 2008	June 30, 2007

Land	$216,025	$216,025
Computer equipment	49,089	47,402
Machinery and equipment	300,657	185,446
Trucks and autos	97,044	100,544
Mobile office	11,764	11,764
Total property and equipment	674,579	561,181
Less accumulated depreciation and amortization	(202,965)	(125,558)
Total property and equipment, net	$471,614	$435,623

Patents - Legal fees incurred in obtaining patents and franchises in the United States of America and other countries are capitalized. Costs to develop the technology are recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

At June 30, 2008 and 2007, the Company had capitalized patents subject to amortization of $80,850 and $63,792, net of $15,176 and $15,857 in accumulated amortization, respectively. Also at June 30, 2008 and 2007, the Company had capitalized $86,977 and $121,401, respectively, of in-process patents that were not subject to amortization.  All patent costs were assessed for impairment and $22,973 and $7,523 was determined to be impaired during the years ended June 30, 2008 and 2007, respectively.  Amortization expense was $6,245 and $4,683 for the years ended June 30, 2008 and 2007, respectively.  Amortization expense is expected to be $5,091 per year for the next five years.

Revenue Recognition and Deposits from Customers - Revenues are recognized when persuasive evidence of an arrangement exists, collection is reasonably assured, price is fixed or determinable, delivery has occurred or services have been rendered and acceptance has been obtained.

The Company has entered into contracts and received deposits to build, install and maintain solar alternate energy systems.  The deposits received have all been recorded as Deposits from Customers and included as current liabilities in the financial statements since the Company has not yet installed and operated the solar alternate energy systems.

Stock Based Compensation - Prior to July 1, 2006, the Company accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  For public companies that file as small business issuers, the reporting requirements under SFAS No.  123(R) became effective January 1, 2006 or at the beginning of their new fiscal year.  The Company adopted the provisions of SFAS No. 123(R) as of July 1, 2006 (See Note 4).

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

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $8,700 and $13,500 for the years ended June 30, 2008 and 2007, respectively.

Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of fees paid to individuals, materials and supplies and compensation costs amounted to $760,798 and $660,852 for the fiscal years ended June 30, 2008 and 2007, respectively.

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for operating loss carryforwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax basis. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

F11

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted.  The Company is evaluating the impact these statements will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 13” (“SFAS 161”).  SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities.  SFAS 161 is effective for the Company beginning July 1, 2009.  The Company anticipates that the adoption of SFAS 161 will not have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents which would arise from the exercise of outstanding stock options, issuance of stock held in trust and conversion of Series B Preferred Shares into options, using the treasury stock method and the average market price per share during the period.

As a result of incurring a net loss for the years ended June 30, 2008 and 2007, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 97,475,000 and 99,475,000 shares of common stock at June 30, 2008 and 2007, respectively, which are not included in the basic earnings per share calculation.  The Company had 5,589,818 and 705,918 of stock held in trust at June 30, 2008 and 2007, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at June 30, 2008 and 2007, which are not included in the basic earnings per share calculation.

F12

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the president and $6,200 per month to the third party.  The amount payable to the president for rent at June 30, 2008 and 2007 was $108,000 and $37,348, respectively, and is included in related party payables.

The Company received $730,805 and $643,816 from the president during the years ended June 30, 2008 and 2007.  The related party payable is non-interest bearing and payable upon demand and is included in related party payables.  During the year ended June 30, 2008, the Company settled $800,000 of the related party payable by issuing 2,000,000 shares of common stock to the officer upon the exercise of options; and paid $99,537 of the related party payable. During the year ended June 30, 2007, the Company settled $690,000 of the related party payable by issuing 1,725,000 shares of common stock to the officer upon the exercise of options; received 1,125,000 shares of treasury stock from the officer in exchange for $643,750 in related party payable; and settled $44,131 of the related party payable in exchange for patents.  As of June 30, 2008 and 2007, the balance was $774,001 and $942,733, respectively.

During the year ended June 30, 2008, the Company issued 1,000,000 Series A Preferred Stock valued at $122,478 to the president as compensation for services rendered during the year.

During the year ended June 30, 2008, the Company received deposits from officers totaling $81,000 relating to the solar alternate energy systems discussed further in Note 9.  The deposits have been included in deposits from customers at June 30, 2008.

The Company’s executive officers maintain control over the Company's board of directors and also control the Company's business operations and policies.  In addition, the Company's president and two of his sons, who are also officers of the Company, control approximately 80% of the voting rights of the Company. As a result, these three individuals are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

NOTE 4 – STOCK BASED COMPENSATION

The Company’s board of directors authorized the Company to enter into an agreement dated May 14, 2004 and amended October 13, 2004, with the Company’s president, in which the Company acquired patents, patents pending, designs and contracts related to certain technology developed by the president from the president.  The direct costs of developing and obtaining the acquired patents, patents pending, designs and contracts have been paid and capitalized by the Company.  No additional value has been assigned to these patents as a result of them being acquired from the president.  As consideration, the Company authorized and issued warrants to purchase 100,000,000 shares of common stock to the president and agreed to pay the president royalties in the future equal to 10% of future sales proceeds from the technology.  The warrants had no intrinsic value on the grant date.  The fair value of the warrants was $37,136,781, calculated on the grant date using the Black-Scholes model. The Company began recognizing stock-based compensation expense over the graded exercisability period of the options using the straight-line basis over the requisite service period for each separately exercisability portion of the award  as if the award was, in-substance, multiple awards, starting on July 1, 2006 in accordance with SFAS 123(R).

The agreement contains an anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same.

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005 - 5,000,000 shares
January 1, 2006 - 5,000,000 shares
January 1, 2007 - 5,000,000 shares
January 1, 2008 - 10,000,000 shares
January 1, 2009 - 10,000,000 shares
January 1, 2010 - 65,000,000 shares

During the year ended June 30, 2007, the president exercised 1,725,000 of the warrants in exchange for related party payable relief of $690,000.  The president gave 1,125,000 shares back to the Company and in return, the Company issued related party payable for the treasury shares it received.  In addition, the president gave 400,000 of the warrants to another individual during the year ended June 30, 2007 who in turn exercised the options resulting in cash proceeds of $160,000 for the Company.

During the year ended June 30, 2008, the president exercised 2,000,000 of the warrants in exchange for related party payable relief of $800,000.

F13

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

The following table summarizes the stock option/warrant activity as of and for the years ended June 30, 2008 and 2007:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Life in	Intrinsic
	Options/Warrants	Prices	Years	Value

Outstanding at July 1, 2006	101,600,000	$0.44	27.9	$20,000,000
Exercised	(2,125,000)	0.40		683,750
Outstanding at June 30, 2007	99,475,000	0.44	27.2	33,277,500
Exercised	(2,000,000)	0.40		70,000
Outstanding at June 30, 2008	97,475,000	$0.44	26.1	$4,793,750

Exercisable at June 30, 2008	22,275,000	$0.56	25.0	$1,043,750

The following table summarizes information about the stock options/warrants as of June 30, 2008:

	Options/Warrants Outstanding				Options/Warrants Exercisable
		Wtd. Avg.				Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value	Shares	Life (years)	Price	Value

$3.00	1,600,000	2.15	$3.00	$-	1,400,000	2.15	$3.00	$-
$0.40	95,875,000	26.52	0.40	4,793,750	20,875,000	26.52	0.40	1,043,750
	97,475,000	26.12	$0.44	$4,793,750	22,275,000	24.99	$0.56	$1,043,750

The following table summarizes information about non-vested options/warrants as of and for the year ended June 30, 2008:

		Wtd. Avg.
		Grant Date
	Warrants/Options	Fair Value

Non-vested at June 30, 2007	85,300,000	$0.38
Vested during the year ended June 30, 2008	(10,100,000)	0.39
Non-vested at June 30, 2008	75,200,000	$0.37

For the years ended June 30, 2008 and 2007, total stock-based compensation expense recognized was $5,986,883 and $6,548,839, respectively.  Stock-based compensation for the year ended June 30, 2008 includes the issuance of Series A Preferred Shares to the president valued at $122,478. The total fair values of options/warrants vested during the years ended June 30, 2008 and 2007 was $3,919,000 and $2,069,000, respectively. As of June 30, 2008, there was approximately $6,889,029 of unrecognized compensation cost related to non-vested stock options/warrants, which is expected to be recognized over a weighted-average period of .85 years.

At March 31, 2008, the Company determined that approximately 6.5 million common shares reserved for issuance under the options/warrants were in excess of authorized shares on a fully diluted basis (the “Excess Options”).  In accordance with SFAS 123(R), the Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $2,591,649 as a liability in the condensed balance sheets at March 31, 2008.  The Company also recorded stock-based compensation expense of $194,227 since the new calculated fair value of the Excess Options exceeded the grant date fair value by $194,227. In June 2008, the Company’s Board of Directors amended the Company’s articles of incorporation authorizing 225,000,000 shares of common stock.  As a result of the additional shares being authorized, the classification of the Excess Options was changed from a liability to equity in accordance with SFAS 123(R).  The fair value of the Excess Options was recalculated on the date of the amendment of the articles of incorporation.  Since the recalculated fair value approximated the fair value calculated at March 31, 2008, the Company reclassified the liability to common stock at June 30, 2008 and recorded no additional stock-based compensation expense.

F14

Reduction in related party payables received from the exercise of stock options/warrants during the years ended June 30, 2008 and 2007 was $800,000 and $690,000, respectively. Cash received from exercise of stock options during the years ended June 30, 2008 and 2007 was $0 and $160,000, respectively. No tax benefit was realized from the exercise of these options due to the Company’s current loss position.

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2008	June 30, 2007

Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $10,000; maturing on August 1, 2016; collateralized by a deed of trust covering the underlying real property	$63,107	$68,324
Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $9,397; maturing on July 15, 2016; collateralized by a deed of trust covering the underlying real property	56,638	56,638
	119,745	124,962
Less current portion	(11,090)	(10,328)
Long-term debt	$108,655	$114,634

The scheduled maturities of the notes payable are as follows:

2009	$11,090
2010	11,866
2011	12,697
2012	13,585
2013	14,536
Thereafter	55,971
$119,745

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock – The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 1,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At June 30, 2008 and 2007, there were 4,400,000 and 3,400,000 Series A Preferred Stock issued and outstanding.

During the year ended June 30, 2008, the Company issued 1,000,000 Series A Preferred Stock entitled to the voting rights of 100 common shares, valued at $122,478, to the president for compensation during the year ended June 30, 2008.

Series B Preferred Stock – The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of ten common shares.

Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  The Series B Preferred stock was issued to employees for services and has been accounted for as stock-based compensation.  At June 30, 2008 and 2007, there were 300,000, series B Preferred shares issued and outstanding.

F15

NOTE 7 – COMMON STOCK

Common Stock Issued for Cash - The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2008, 1,116,100 shares were sold for proceeds of $529,676 at prices ranging from $0.34 to $.92 per share.  During the year ended June 30, 2007, 1,262,000 shares were sold for proceeds of $888,088 at prices ranging from $0.45 to $1.12 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2008 and 2007, there was a balance of 5,589,818 and 705,918 shares, respectively, in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

During the year ended June 30, 2008, the Company issued 150,000 shares of common stock to an individual in exchange for $45,000 in cash at $0.30 per share.  During the year ended June 30, 2007, the Company issued 400,000 shares of common stock to an individual in exchange for $160,000 in cash at $0.40 per share.

Common Stock Issued for Services - During the year ended June 30, 2008, the company issued 86,000 shares of common stock to individuals in exchange for services performed. The shares where valued at $36,980 or $0.43 per share.

Common Stock Issued for Settlement of Debt - As described in Note 3, during the years ended June 30, 2008 and 2007, the Company issued 2,000,000 and 1,725,000 shares of common stock, respectively, upon the exercise of options at $0.40 per share, to an officer in settlement of debt.

NOTE 8 – TREASURY STOCK

As discussed in Note 3, during the year ended June 30, 2007 the Company received 1,125,000 shares of treasury stock from an officer of the company in exchange for $643,750 of debt.  The treasury shares were valued on the cost basis and placed in the escrow accounts discussed in Note 7.  During the year ended June 30, 2008, 550,000 shares were reissued for proceeds of $258,268.  During the year ended June 30, 2007, 575,000 shares were reissued for proceeds of $493,305.  The Company recorded a loss upon reissuing the treasury shares of $92,232 and $0 for the years ended June 30, 2008 and 2007, which was recorded to common stock.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the years ended June 30, 2008 and 2007, the Company received deposits from customers totaling $99,000 and $254,250, respectively, and refunded deposits totaling $9,000 and $0, respectively, relating to contract agreements to build, install and maintain solar alternate energy systems. According to the terms of the agreements, the customer purchases a solar alternate energy system which is to produce 250 million BTU’s per year for a period of 35 years.  The customer makes a down payment of $9,000 and then will have thirty annual installments of $700 starting five years after the installation date.  The customers agree to sublet the lens concentrators to a third-party power company that will use the lens concentrators to generate energy. The Company has not yet completed the production of the solar alternate energy systems and the deposits are recorded as a liability under the line item “Deposits from Customers.”

The total amount of Deposits from Customers at June 30, 2008 and 2007 was $803,250 and $713,250, respectively.  Many of the agreements provide that the Company will deliver, install and startup the solar alternate energy system on or prior to December 31, 2007.  Therefore, for these agreements, the customers could request a return of their deposits since the Company has not delivered, installed and started up the solar alternate energy system.   Of the $803,250 Deposits from Customers at June 30, 2008, $704,250 of the deposits relate to agreements for which the Company was to have delivered, installed and started up solar alternate energy systems.

NOTE 10 – INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the years ended June 30, 2008 and 2007. Significant components of the Company’s net deferred income tax assets using a combined federal and state tax rate of 37.3% as of June 30, 2008 and 2007 are as follows.

F16

	June 30, 2008	June 30, 2007
Net operating loss carryforwards	$3,425,078	$2,951,810
Non cash compensation expense	-	2,307,411
Depreciation and amortization	(34,328)	(24,510)
Total gross deferred income tax asset	3,390,750	5,234,711
Less valuation allowance	(3,390,750)	(5,234,711)
Net deferred income taxes	$-	$-

The net change in the valuation allowance for the years ended June 30, 2008 and 2007 was a decrease of $1,843,961 and an increase of $3,159,995, respectively.

SFAS No. 109 (“SFAS 109”) requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Because the Company has a history of operating losses, the Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  The Company has recorded a full valuation allowance as of June 30, 2008 and 2007.

At June 30, 2008, the Company had total tax net operating loss carryforwards of $9,182,516 that will expire in the years 2012 through 2028 if unused.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007

US Federal income tax benefit at statutory rate of 34%	$(2,657,339)	$(2,887,756)
Nondeductible expenses	2,316,909	1,599
State income tax benefit, net of federal expense	(257,918)	(280,282)
Change in valuation allowance	598,348	3,166,439
Total income tax provision	$-	$-

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48“), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of July 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material impact on the Company’s financial condition, results of operations, cash flows or net operating loss carryforwards. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  The Company is subject to audit by the IRS and various states for the prior 3 years.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.  The Company recorded no interest and penalties for the year ended June 30, 2008.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of June 30, 2008, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

The Company has entered into several solar lease bonus fee contracts with many of the customers who made deposits on the solar alternate energy system discussed in Note 9.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company has agreed to pay many of the customers a referral fee of .009% on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.

F17

Legal - During the year ended June 30, 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed against the Company in June 2008, requesting an award for attorney fees and court costs, which may exceed $1,000,000.  The Company filed a motion to dismiss in August 2008 and intends to defend itself against the counterclaim.  A hearing regarding this counterclaim and the Company’s motion to dismiss is anticipated by the end of calendar year 2008. No liability has been recorded at June 30, 2008 since the Company believes the chances of any losses resulting from this counterclaim is remote and currently can’t reasonably estimate potential losses, if any.

Customer Deposits - Of the $803,250 Deposits from Customers at June 30, 2008, $704,250 of the deposits relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems on or prior to December 31, 2007.  These customers could request a return of their deposits and if these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.

Employment Agreements - The Company has entered into an agreement with its president and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The president may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate his employment for any reason.  No additional payments are outlined in the agreement for a change in control. The Company has also entered into employment agreements or contracts with the key employees for a period of five years.

 NOTE 12 – LEASE OBLIGATIONS

The Company entered into an operating lease during February 2006 for research and development (R&D) space for $1,100 per month.  This lease was not renewed upon expiration.

In October 2006, the Company entered into a new lease agreement for research and development space that was closer to the Company’s R&D base of operations.  The term of this lease is from November 1, 2006 to November 1, 2016.  The following summarizes future minimum lease payments under this lease at June 30, 2008:

2009	$7,500
2010	7,500
2011	7,500
2012	7,500
2013	7,500
Thereafter	25,000
$62,500

Total rent expense for these leases and the related-party lease described in Note 3 for the years ended June 30, 2008 and 2007 was $152,551 and $187,865.

NOTE 13 – RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.  Proceeds of $643,816 received during year ended June 30, 2007 from a related party borrowing have been moved from the change in related party payable included in cash flows from operating activities to cash flows from financing activities.

F18