Form 10-Q
period 2008-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2008-11-12
CIK 820380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0447580
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

326 North SR 198, Salem, Utah 84653
(Address of principal executive offices, including zip code)

(801) 423-8132
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, no par value	36,716,140 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

PART I – FINANCIAL INFORMATION

i

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$36,025	$144,429
Prepaid expenses	2,000	-
Inventory	151,859	151,859

Total Current Assets	189,884	296,288

Property and Equipment, net of accumulated depreciation of $224,566
and $202,965, respectively	449,957	471,614
Patents, net of accumulated amortization of $16,589 and $15,176, respectively	167,171	167,827

TOTAL ASSETS	$807,012	$935,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$402,135	$335,413
Accrued liabilities	93,194	72,391
Related party payable	1,050,309	882,001
Deposits from customers	848,250	803,250
Notes payable-current portion	11,873	11,090

Total Current Liabilities	2,405,761	2,104,145

Long-term notes payable	96,682	108,655

TOTAL LIABILITIES	2,502,443	2,212,800

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized,
4,400,000 and 4,400,000 shares issued and outstanding, respectively	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 31,373,722 and 31,146,722 issued and outstanding,
net of 5,362,818 and 5,589,818 shares held in escrow account, respectively	28,380,264	27,002,945
Deficit accumulated during the development stage	(30,492,959)	(28,697,280)
Total Stockholders' Deficit	(1,695,431)	(1,277,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$807,012	$935,729

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2008	2007	September 30, 2008
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenue			143,574

COST OF GOODS SOLD
Cost of sales	-	-	81,927
Write down of carrying value of inventories	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	1,634,614	1,734,984	23,941,324
Research and development	159,484	75,139	7,077,434
Impairment of patents	-	-	140,577
License fees	-	-	270,634
Loss on impairment of assets	-	-	583
Loss (gain) on disposal of property and equipment	-	-	16,901
Total Operating Expenses	1,794,098	1,810,123	31,447,453

LOSS FROM OPERATIONS	(1,794,098)	(1,810,123)	(31,618,937)

OTHER INCOME (EXPENSES)
Forfeiture of deposits	-	-	(236,803)
Interest income	36	1,068	26,398
Interest expense	(1,617)	(4,920)	(16,343)
Other income	-	-	(29,297)
Total Other Income (Expenses)	(1,581)	(3,852)	(256,045)

LOSS BEFORE EXTRAORDINARY GAIN	(1,795,679)	(1,813,975)	(31,874,982)

Extraordinary gain on sale of patents	-	-	1,382,023

NET LOSS	$(1,795,679)	$(1,813,975)	$(30,492,959)

Net loss per common share Basic and diluted
	$(0.06)	$(0.06)

Weighted average common shares outstanding
Basic and diluted	31,218,029	28,355,897

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2008	2007	September 30, 2008
Cash flows used in operating activities
Net loss	$(1,795,679)	$(1,813,975)	$(30,492,959
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,069	18,176	504,643
Stock-based compensation	1,291,146	1,556,116	16,512,675
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	17,484
Impairment of patents and abandonment of in-process rights to technology	-	-	387,128
Gain on sale of patents	-	-	(1,382,023
Gain on settlement of debt	-	-	(6,123
Stock issued for expenses	-	-	100,580
Changes in current assets and liabilities:
(Increase) / decrease in prepaid sales commissions	(2,000)	-	(2,000
(Increase) / decrease in inventory	-	(53,127)	(151,859
Increase / (decrease) in deposits from customers	45,000	-	848,250
Increase / (decrease) in accounts payable	66,722	(215,652)	402,135
Increase / (decrease) in related party payable	18,000	20,240	126,000
Increase / (decrease) in accrued liabilities	20,803	5,249	193,193
Net cash used in operating activities	(332,939)	(482,973)	(12,665,228
Cash flows used in investing activities
Purchase of property and equipment	-	(96,143)	(731,178
Purchase of rights to technology	(756)	(3,978)	(707,399
Organization costs	-	-	(1,880
Net cash advanced to related party	-	-	(1,644,988
Proceeds from capital lease receivable	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(756)	(100,121)	(1,603,448

Cash flows provided by financing activities
Proceeds from issuance of common stock	86,173	18,665	5,442,902
Proceeds from reissuance of treasury stock	-	-	751,573
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325
Payments for stock offering costs	-	-	(56,509
Proceeds from net borrowings from related party	163,001	105,000	2,005,021
Payments on borrowings from related party	(12,693)	-	(112,230
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(11,190)	(5,217)	(178,806
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741
Net cash provided by financing activities	225,291	118,448	14,304,701

Net change in cash	(108,404)	(464,646)	36,025
Cash at beginning of period	144,429	595,381	-
Cash at end of period	$36,025	$130,735	$36,025

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2008

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 Annual Report on Form 10-K.  The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2009.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2008 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2008 the Company had $36,025 of cash available and had a working capital deficit of $2,215,877. The Company had no revenue and no operating income for the three months ended September 30, 2008 and 2007. The Company used net cash for operating activities of $332,939 and $482,973 for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 the Company’s losses accumulated from inception totaled $30,492,959. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 as of September 30, 2008, and the impact was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on July 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed financial statements.

Recent Accounting Pronouncements

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

NOTE 4 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

The basic earnings per common share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents which would arise from the exercise of outstanding stock options, issuance of stock held in trust and conversion of Series B Preferred Shares into options, using the treasury stock method and the average market price per share during the period.

As a result of incurring a net loss for the three months ended September 30, 2008 and 2007, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 97,475,000 and 99,475,000 shares of common stock at September 30, 2008 and 2007, respectively, which are not included in the basic earnings per share calculation.  The Company had 5,362,818 and 5,681,318 of stock held in trust at September 30, 2008 and 2007, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at September 30, 2008 and 2007, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”).  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the three months ended September 30, 2008 and 2007, total stock-based compensation expense recognized was $1,291,146 and $1,556,116, respectively and was included in general and administrative expenses.

During the three months ended September 30, 2008 and 2007, there were no stock options or warrants granted or exercised. 100,000 stock options vested during the three months ended September 30, 2008 and 2007.

As of September 30, 2008, there was $5,597,883 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted.  The compensation cost is expected to be recognized over a weighted average period of ..73 years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of September 30, 2008, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Legal - During the year ended June 30, 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed against the Company in June 2008, requesting an award for attorney fees and court costs, which may exceed $1,000,000. The Company filed a motion to dismiss in August 2008 and intends to defend itself against the counterclaim.  A hearing regarding this counterclaim and the Company’s motion to dismiss is anticipated by the end of calendar year 2008. No liability has been recorded at September 30, 2008 since the Company believes the chances of any losses resulting from this counterclaim is remote and currently can’t reasonably estimate potential losses, if any.

Customer Deposits - Of the $848,250 Deposits from Customers at September 30, 2008, $704,250 of the deposits relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems on or prior to December 31, 2007.  These customers could request a return of their deposits and if these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the notes payable at September 30, 2008 was $108,555.  Both notes payable mature in fiscal year 2017.

Employment Agreements - The Company has entered into an agreement with its President and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The President may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate his employment for any reason.  The Company has also entered into employment agreements or contracts with other key employees for a period of five years.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2008, 227,000 shares were sold for proceeds of $86,173 at prices ranging from $0.33 to $.47 per share.  During the three months ended September 30, 2007, 24,600 shares were sold for proceeds of $18,665 at prices ranging from $0.70 to $0.88 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At September 30, 2008, there was a balance of 5,362,818 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008, the Company received $163,001 from its President.  The related party payable is non-interest bearing and payable upon demand and is included in related party payables.  During the three months ended September 30, 2008, the Company settled $12,693 of the related party payable by paying the President’s personal legal expenses.   The amount outstanding on the related party payable at September 30, 2008 was $924,309.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the President and $6,200 per month to the third party.  The Company accrued $18,000 for rent payable to the President during the three months ended September 30, 2008 and 2007.  The amount payable to the President for rent at September 30, 2008 was $126,000 and is included in related party payables.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the three months ended September 30, 2008 and 2007, the Company received deposits from customers totaling $45,000 and $0, respectively, relating to contract agreements to build, install and maintain solar alternate energy systems. According to the terms of the agreements, the customer purchases a solar alternate energy system which is to produce 250 million BTU’s per year for a period of 35 years.  The customer makes a down payment of $9,000 and then will have thirty annual installments of $700 starting five years after the installation date.  The customers agree to sublet the lens concentrators to a third-party power company that will use the lens concentrators to generate energy. The Company has not yet completed the production of the solar alternate energy systems and the deposits are recorded as a liability under the line item “Deposits from Customers.”

The total amount of Deposits from Customers at September 30, 2008 was $848,250.  Many of the agreements provide that the Company will deliver, install and startup the solar alternate energy system on or prior to December 31, 2007.  Therefore, for these agreements, the customers could request a return of their deposits since the Company has not delivered, installed and started up the solar alternate energy system.   Of the $848,250 Deposits from Customers at September 30, 2008, $704,250 of the deposits relate to agreements for which the Company was to have delivered, installed and started up solar alternate energy systems prior to December 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2008 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three months ended September 30, 2008 and 2007.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s principal use of cash has been to fund ongoing research and development activities.  To date, the Company has primarily financed its operations by the receipt of loan advances from its President and through the private placement of equity securities. The Company has no formal agreement as to any future loans or advances, but the Company does anticipate receiving additional advances from its President.

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2008, 227,000 shares were sold for proceeds of $86,173 at prices ranging from $0.33 to $.47 per share.  At September 30, 2008, there was a balance of 5,362,818 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  Management is in the process of negotiating various sales or lease agreements and is hopeful these sales or leases will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs, and establish any distribution networks.  The Company had $36,025 in cash as of September 30, 2008, representing a decrease of $108,404 from June 30, 2008.  The decrease relates to net cash used in operations and investing of $332,939 and $756, respectively, offset by net cash provided by financing activities of $225,291.

As of September 30, 2008, the Company has current assets of $189,884 and total assets of $807,012.  Current liabilities were $2,405,761 and total liabilities of $2,502,443. The ratio of current assets to current liabilities is approximately 0.08 to one. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

The Company's ability to continue its activities is dependent on it receiving funds either as customer deposits, loans, advances or sale of equity. As noted previously, the Company’s President has provided funds, but there is no formal agreement between the Company and the President to continue providing funds in the future. If the Company had to seek funds from another source, there is no assurance that funds would be available at all or on terms acceptable to the Company.

PLAN OF OPERATION

The Company’s plan of operation for the next 12 months is to: (i) continue to build its solar energy technology system and get the system operational to begin producing energy; (ii) market and sell the solar energy technology system once it is operational; and (iii) continue to develop marketable products for its technologies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

For the three months ended September 30, 2008 and 2007, the Company had no revenue and no cost of sales.  Operations during the three months ended September 30, 2008 and 2007, primarily pertained to research and development and other activities.  Research and development expenses increased by $84,345 or 112% to $159,484 for the three months ended September 30, 2008 from $75,139 for the three months ended September 30, 2007.  The increase is primarily due to purchasing additional research and development materials for the solar thermal and bladeless turbine in addition to an increase in research and development wages during 2008 as compared to 2007.

General and administrative expenses decreased by $100,370 or 6% from $1,734,984 for the three months ended September 30, 2007 to $1,634,614 for the three months ended September 30, 2008.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2008 offset by an increase in legal costs related primarily to defending itself in the counterclaim discussed further in Part II Item 1.

Net loss decreased by $18,296 from $1,813,975 for the three months ended September 30, 2007 to $1,795,679 for the three months ended September 30, 2008 due to the items noted above.  Net loss per common share was $0.06 for three months ended September 30, 2008 and 2007.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of September 30, 2008, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Legal - During the year ended June 30, 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed against the Company in June 2008, requesting an award for attorney fees and court costs, which may exceed $1,000,000. The Company filed a motion to dismiss in August 2008 and intends to defend itself against the counterclaim.  A hearing regarding this counterclaim and the Company’s motion to dismiss is anticipated by the end of calendar year 2008. No liability has been recorded at September 30, 2008 since the Company believes the chances of any losses resulting from this counterclaim is remote and currently can’t reasonably estimate potential losses, if any.

Customer Deposits - Of the $848,250 Deposits from Customers at September 30, 2008, $704,250 of the deposits relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems on or prior to December 31, 2007.  These customers could request a return of their deposits and if these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the notes payable at September 30, 2008 was $108,555.  Both notes payable mature in fiscal year 2017.

Employment Agreements - The Company has entered into an agreement with its President and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The President may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate his employment for any reason.  The Company has also entered into employment agreements or contracts with other key employees for a period of five years.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company filed a patent infringement lawsuit against Digital Persona, Inc and Microsoft Corporation in January 2006. This lawsuit was based upon an alleged infringement, by the above mentioned parties, of United States Patent No. 5,598,474 (“the 474 patent”) for certain fingerprint technology invented by Neldon P. Johnson, the Company’s President, and assigned to Company. Each defendant responded to the complaint denying all counts, raising affirmative defenses and asserting counterclaims of non-infringement and invalidity. In January 2008, the court entered an order declaring the 474 patent invalid. Subsequent to the order, all claims and counter claims were settled between the Company and Digital Persona, Inc and Microsoft Corporation.

The Company filed a patent infringement lawsuit against IBM; IBM Corporation; IBM Personal Computing Division; Lenovo (United States) Inc.; Lenovo Group Ltd; and John Does 1-20 in February 2006. UPEK, Inc. was subsequently added as a defendant.  This lawsuit was also based upon an alleged infringement, by the above mentioned parties, of the 474 patent.  In January 2008, this case was consolidated with the above mentioned Digital Persona and Microsoft Corporation case.  In June 2008 UPEK filed a motion for further declaration of patent invalidity.  UPEK also filed a separate motion for attorneys’ fees and costs based upon assertions that the case is an “exceptional case” under 35 U.S.C. §285.  UPEK has not indicated the specific amount of attorneys’ fees and costs, but has indicated that they are in excess of $1,000,000.

The Company filed briefs in opposition to both motions in August 2008 and intends to vigorously defend itself against the UPEK motions.  The Company also intends to prosecute a reissue application for the 474 patent which has been declared invalid.

No liability has been recorded by the Company for the UPEK motions as of September 30, 2008.  While the Company currently believes the probability of any losses resulting from these motions is remote, no reliable estimate of the probability of or the amount of potential losses, if any, can be made at this time.  The Company understands that these motions will come before the court and that a decision will likely be rendered before the end of December 2008. The Company will reevaluate the likelihood of an adverse award in this case as new information becomes available.

Additional litigation to enforce patents, to protect proprietary information, or to defend the Company against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities and could have a material adverse effect on our results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2008, 227,000 shares were sold for proceeds of $86,173 at prices ranging from $0.33 to $.47 per share. The proceeds were used to pay professional fees, operating expenses and accounts payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: November 10, 2008	By	/s/ Neldon Johnson
Neldon Johnson
Executive Officer, Director
Date: November 10, 2008	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer