Form 10-Q
period 2008-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2009-02-17
CIK 820380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 31, 2008
Common Stock, no par value	36,716,140 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Unaudited Condensed Balance Sheets
As of December 31, 2008 (unaudited) and June 30, 2008 (audited)	1

Unaudited Condensed Statements of Operations
For the three and six months ended December 31, 2008 and 2007 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2008	2

Unaudited Condensed Statements of Cash Flows
For the six months ended December 31, 2008 and 2007 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2008	3

Notes to Unaudited Condensed Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4T: Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Securities and Use of Proceeds	10

Item 3: Defaults Upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits	10

Signatures	11

-i-

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$625,285	$144,429
Prepaid expenses	2,000	-

Total Current Assets	627,285	144,429

Property and equipment, net of accumulated depreciation of $244,256 and $202,965, respectively	650,411	623,473
Patents, net of accumulated amortization of $18,001 and $15,176, respectively	168,686	167,827

TOTAL ASSETS	$1,446,382	$935,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$443,159	$335,413
Accrued liabilities	277,844	72,391
Related party payable	1,188,711	882,001
Deposits from customers	1,568,250	803,250
Notes payable-current portion	11,873	11,090

Total Current Liabilities	3,489,837	2,104,145

Long-term notes payable	96,682	108,655

TOTAL LIABILITIES	3,586,519	2,212,800

Commitments and contingencies - Note 6

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 and 4,400,000 shares issued and outstanding, respectively	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 31,772,622 and 31,146,722 issued and outstanding, net of 4,963,918, and 5,589,818 shares held in escrow account, respectively	29,776,681	27,002,945
Deficit accumulated during the development stage	(32,334,082)	(28,697,280)
Total Stockholders' Deficit	(2,140,137)	(1,277,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,446,382	$935,729

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Six Months Ended		(September 26,
	December 31,		December 31,		1986) Through
	2008	2007	2008	2007	December 31, 2008
Revenues
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue	-	-	-	-	143,574

Cost of goods sold
Cost of sales	-	-	-	-	81,927
Write down of inventories	-	-	-	-	233,131
Total Costs of sales	-	-	-	-	315,058

Gross loss	-	-	-	-	(171,484)

Operating expenses
General and administrative	1,641,929	1,896,005	3,276,543	3,630,989	25,583,253
Research and development	197,364	191,434	356,848	266,573	7,274,798
Impairment of patents	-	-	-	-	140,577
License fees	-	-	-	-	270,634
Loss on disposal of property and equipment	-	-	-	-	16,901
Total operating expenses	1,839,293	2,087,439	3,633,391	3,897,562	33,286,163

Loss from operations	(1,839,293)	(2,087,439)	(3,633,391)	(3,897,562)	(33,457,647)

Other income (expenses)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	38	177	74	1,245	26,436
Interest expense	(2,348)	-	(3,965)	(4,920)	(18,691)
Other income	480	-	480	-	(28,817)
Total Other Income (Expenses)	(1,830)	177	(3,411)	(3,675)	(258,458)

Loss before extraordinary gain	(1,841,123)	(2,087,262)	(3,636,802)	(3,901,237)	(33,716,105)

Extraordinary gain on sale of patents	-	-	-	-	1,382,023

Net loss	$(1,841,123)	$(2,087,262)	$(3,636,802)	$(3,901,237)	$(32,334,082)

Basic and diluted loss per share
Loss before extraordinary gain	$(0.06)	$(0.07)	$(0.12)	$(0.14)
Extraordinary gain	-	-	-	-

Net loss applicable to common shareholders	$(0.06)	$(0.07)	$(0.12)	$(0.14)

Weighted average common shares outstanding - basic and diluted	31,605,767	28,889,161	31,411,898	28,622,802

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Six Months Ended		(September 26, 1986)
	December 31,		Through
	2008	2007	December 31, 2008
Cash flows used in operating activities
Net loss	$(3,636,802)	$(3,901,237)	$(32,334,082)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	44,114	36,726	525,688
Stock based compensation	2,578,178	3,107,511	17,799,707
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	17,484
Impairment of patents and abandonment of in-process
rights to technology	-	-	387,128
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	-	100,580
Changes in current assets and liabilities:
(Increase) / decrease in prepaid sales commissions	(2,000)	-	(2,000)
Increase / (decrease) in deposits from customers	765,000	81,000	1,568,250
Increase / (decrease) in accounts payable	107,746	(154,956)	443,159
Increase / (decrease) in related party payable	21,999	40,859	129,999
Increase / (decrease) in accrued liabilities	187,406	3,229	359,796
Net cash from operating activities	65,641	(786,868)	(12,114,789)

Cash flows used in investing activities
Purchase of property and equipment	(50,181)	(173,381)	(933,218)
Purchase of rights to technology	(3,683)	(4,055)	(710,326)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(53,864)	(177,436)	(1,808,415)

Cash flows provided by financing activities
Proceeds from issuance of common stock	195,558	31,246	5,552,287
Proceeds from reissuance of treasury stock	-	166,873	751,573
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	353,002	610,000	2,195,022
Payments on borrowings from related party	(68,291)	(4,444)	(167,828)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(11,190)	(5,217)	(178,806)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	469,079	798,458	14,548,489

Net change in cash	480,856	(165,846)	625,285
Cash at beginning of period	144,429	595,381	-
Cash at end of period	$625,285	$429,535	$625,285

Supplemental non-cash flow information
Property acquisition included in accrued liabilities	$18,047	$-
Settlement of borrowings from related party in exchange for exercise of options	$-	$400,000

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2008

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 Annual Report on Form 10-K.  The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2009.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2008 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2008 the Company had $625,285 of cash available and had a working capital deficit of $2,862,552. The Company had no revenues and no operating income for the three and six months ended December 31, 2008 and 2007. As of December 31, 2008 the Company’s losses accumulated from inception totaled $32,334,082. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 and the impact was not material.

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

As a result of incurring a net loss for the three and six months ended December 31, 2008 and 2007, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 97,475,000 and 98,475,000 shares of common stock at December 31, 2008 and 2007, respectively, which are not included in the basic earnings per share calculation.  The Company had 4,963,918 and 5,374,618 of stock held in trust at December 31, 2008 and 2007, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at December 31, 2008 and 2007, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”).  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the six months ended December 31, 2008 and 2007, total stock-based compensation expense recognized was $2,578,178 and $3,107,511, respectively.  For the three months ended December 31, 2008 and 2007, total stock-based compensation expense recognized was $1,287,032 and $1,551,395, respectively.  Stock-based compensation was included in general and administrative expenses.

During the six months ended December 31, 2008, there were no stock options or warrants granted or exercised. During the six months ended December 31, 2007, 1,000,000 stock options or warrants were exercised.  100,000 stock options vested during the six months ended December 31, 2008 and 2007.

As of December 31, 2008, there was $4,310,851 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted.  The compensation cost is expected to be recognized over a weighted average period of ..63 years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2008, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

The Company has entered into several solar lease bonus fee contracts with many of the customers who made deposits on the solar alternate energy system discussed in Note 9.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference to show and demonstrate for marketing and sales purposes, the Company has agreed to pay many of the customers a referral fee of .009% on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.

Legal - During the year ended June 30, 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed by a defendant against the Company in June 2008, requesting an award for attorney fees and court costs, which could have exceeded $1,000,000. The Company filed a motion to dismiss in August 2008.  The Court has issued a Memorandum Decision and Order denying the defendant’s motion for summary judgment and denying the motion for an award of attorney fees under 35 U.S.C. §285.  The Court, however, has made a very limited award of reasonable attorney fees incurred by the defendant in filing the attorney’s fee motion. The amount of this limited award has not been determined, but is estimated that it will not exceed $50,000.  The Company has recorded an accrued liability for $50,000 at December 31, 2008, related to the limited award of reasonable attorney fees.

Customer Deposits – All of the $1,568,250 Deposits from customers at December 31, 2008 relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems on or prior to December 31, 2008.  The Company has delivered, installed and started up the solar alternate energy system, but the energy output has not been verified.  Therefore, the customers may request a return of their deposits since output has not been verified and if these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.  During the last year, one customer has requested a return of their $9,000 deposit.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the notes payable at December 31, 2008 was $108,555.  Both notes payable mature in fiscal year 2017.

Employment Agreements - The Company has entered into an agreement with its President and CEO for a period of ten years starting in July 2000. Per the agreement, the Company’s President is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The President may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate his employment for any reason.  The Company has also entered into employment agreements or contracts with other key employees for a period of five years.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2008, 625,900 shares were sold for proceeds of $195,558 at prices ranging from $0.16 to $0.47 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At December 31, 2008, there was a balance of 4,963,918 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2008, the Company received $353,002 in advances from its President.  The related party borrowing is non-interest bearing and payable upon demand and is included in related party payables.  During the six months ended December 31, 2008, the Company settled $68,291 of the related party borrowings by paying the President’s personal expenses.   The amount outstanding on the related party borrowings at December 31, 2008 was $1,058,711.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from its President and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the President and $6,200 per month to the third party.  The Company accrued $36,000 for rent payable to the President during the six months ended December 31, 2008 and 2007, and paid $14,000 of the rent payable during the six months ended December 31, 2008.  The amount payable to the President for rent at December 31, 2008 was $130,000 and is included in related party payables.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the six months ended December 31, 2008 and 2007, the Company received deposits from customers totaling $765,000 and $81,000, respectively, relating to contract agreements to build, install and maintain solar alternate energy systems. According to the terms of the agreements, the customer purchases a solar alternate energy system which is to produce 250 million BTU’s per year for a period of 35 years.  The customer makes a down payment of $9,000 and then will make thirty annual installments of $700 starting five years after the installation date.  The customers agree to sublet the lens concentrators to a third-party power company that will use the lens concentrators to generate energy. The Company has not yet verified the energy output and has not yet delivered electricity from the solar alternate energy systems to a third party and the deposits are recorded as a liability under the line item “Deposits from customers.”

The total amount of Deposits from customers at December 31, 2008 was $1,568,250.  All of the agreements provide that the Company will deliver, install and startup the solar alternate energy system on or prior to December 31, 2008.  The Company has delivered, installed and started up the solar alternate energy system, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

NOTE 10 – RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.  The inventory balance at June 30, 2007 has been reclassified to construction-in-process, which is included in property and equipment per the balance sheet.  Consequently, 2007 increases in inventory for the six months ended December 31, 2007 have been moved from cash used in operating activities to cash used in investing activities per the Statement of Cash Flows for the six month period ended December 31, 2007.  Furthermore, net proceeds of $605,556 received during the six months ended December 31, 2007 from related party borrowings have been moved from the change in related party payable included in cash flows from operating activities to cash flows from financing activities.

NOTE 11 – SUBSEQUENT EVENTS

The Company issued 505,000 shares of restricted stock to employees on January 13, 2009 at a grant price of $0.25 per share.  The Company’s President exercised 1,575,000 of his warrants with an exercise price of $0.40 on January 13, 2009 in exchange for settlement of $630,000 of the related party borrowing discussed in Note 8.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2008 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and six months ended December 31, 2008 and 2007.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2008, 625,900 shares were sold for proceeds of $195,558 at prices ranging from $0.16 to $0.47 per share.  At December 31, 2008, there was a balance of 4,963,918 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  The Company entered into various sales agreements to build, install and maintain solar alternate energy systems and received $765,000 during the six months ended December 31, 2008 in customer deposits related to these sales agreements.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs and establish any distribution networks.  The Company had $625,285 in cash as of December 31, 2008, representing an increase of $480,856 from June 30, 2008.  The increase relates to net cash provided by operating and financing activities of $65,641 and $469,079, respectively, offset by net cash used in financing activities of $53,864. The net cash provided by operating activities was primarily due to the receipt of customer deposits totaling $765,000 offset by increases in accounts payable and accrued liabilities. The cash provided by financing activities was primarily due to proceeds from the sale common stock and proceeds from related party borrowings.

As of December 31, 2008, the Company has current assets of $627,285 and total assets of $1,446,382.  Current liabilities were $3,489,837 and total liabilities of $3,586,519. The ratio of current assets to current liabilities is approximately 0.18 to one. If the Company is unable to deliver electricity from its solar alternate energy systems to a third party and be able to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

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

PLAN OF OPERATION

The Company’s plan of operation for the next 12 months is to: (i) continue to build its solar energy technology system and get the system fully operational to begin delivering electricity; (ii) market and sell the solar energy technology system; and (iii) continue to develop marketable products for its technologies.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

For the three months ended December 31, 2008 and 2007, the Company had no revenue and no cost of sales.  Operations during the three months ended December 31, 2008 and 2007, primarily pertained to research and development and other activities.  Research and development expenses remained relatively flat for the three months ended December 31, 2008 as compared to December 31, 2007.

General and administrative expenses decreased by $254,076 or 13% from $1,896,005 for the three months ended December 31, 2007 to $1,641,929 for the three months ended December 31, 2008.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2008 offset by an increase in legal costs related primarily to defending itself in the counterclaim discussed further in Part II Item 1.

Net loss decreased by $246,139 from $2,087,262 for the three months ended December 31, 2007 to $1,841,123 for the three months ended December 31, 2008 due primarily to the decrease in stock-based compensation noted above.  Net loss per common share was $0.06 and $0.07 for three months ended December 31, 2008 and 2007, respectively.

Six Months Ended December 31, 2008 compared to the Six Months Ended December 31, 2007

For the six months ended December 31, 2008 and 2007, the Company had no revenue and no cost of sales.  Operations during the six months ended December 31, 2008 and 2007, primarily pertained to research and development and other activities.  Research and development expenses increased by $90,275 or 34% to $356,848 for the six months ended December 31, 2008 from $266,573 for the six months ended December 31, 2007.  The increase is primarily due to increased wages in addition to purchasing additional research and development materials for the solar thermal and bladeless turbine technology.

General and administrative expenses decreased by $354,446 or 10% from $3,630,989 for the six months ended December 31, 2007 to $3,276,543 for the six months ended December 31, 2008.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2008 offset by an increase in legal costs related primarily to defending itself in the counterclaim discussed further in Part II Item 1.

Net loss decreased by $264,435 from $3,636,802 for the six months ended December 31, 2007 to $3,901,237 for the six months ended December 31, 2008 due to the items noted above.  Net loss per common share was $0.12 and $0.14 for the six months ended December 31, 2008 and 2007, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2008, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Legal - During the year ended June 30, 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed by a defendant against the Company in June 2008, requesting an award for attorney fees and court costs, which could have exceeded $1,000,000. The Company filed a motion to dismiss in August 2008.  The Court has issued a Memorandum Decision and Order denying the defendant’s motion for summary judgment and denying the motion for an award of attorney fees under 35 U.S.C. section 285.  The Court, however, has made a very limited award of reasonable attorney fees incurred by the defendant in filing the attorney’s fee motion. The amount of this limited award has not been determined, but is estimated that it will not exceed $50,000.  The Company has recorded an accrued liability for $50,000 at December 31, 2008, related to the limited award of reasonable attorney fees.

Customer Deposits – All of the $1,568,250 Deposits from customers at December 31, 2008 relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems on or prior to December 31, 2008.  The Company has delivered, installed and started up the solar alternate energy system, but the energy output has not been verified.  Therefore, the customers may request a return of their deposits since output has not been verified and if these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.  During the last year, one customer has requested a return of their $9,000 deposit.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the notes payable at December 31, 2008 was $108,555.  Both notes payable mature in fiscal year 2017.

Employment Agreements - The Company has entered into an agreement with its President and CEO for a period of ten years starting in July 2000. Per the agreement, Company’s President is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The President may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate his employment for any reason.  The Company has also entered into employment agreements or contracts with other key employees for a period of five years.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2008, subsequent to a court order declaring the United States Patent No. 5,598,474 (“the 474 patent”) in January 2008, UPEK, Inc. filed a motion for further declaration of patent invalidity and also filed a separate motion for attorneys’ fees and costs based upon assertions that the case is an “exceptional case” under 35 U.S.C. §285.  UPEK did not indicate the specific amount of attorneys’ fees and costs, but indicated that they were in excess of $1,000,000.

The Company filed briefs in opposition to both motions in August 2008.  The Court issued a Memorandum Decision and Order denying UPEK’s motion for summary judgment and denying UPEK’s motion for an award of attorney fees under 35 U.S.C. §285.  The Court did, however, make a very limited award of reasonable attorney fees incurred by UPEK in filing the attorney’s fee motion.  The amount of this limited award has not yet been determined by the Court.  Our best estimate is that the amount of the award is likely to be less than $50,000.  Therefore, the Company has recorded an accrued liability for $50,000 at December 31, 2008.

The Company intends to prosecute a reissue application for the 474 patent which has been declared invalid.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2008, 625,900 shares were sold for proceeds of $195,558 at prices ranging from $0.16 to $.47 per share. The proceeds were used to pay professional fees, operating expenses, accounts payable and accrued liabilities.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: February 13, 2009	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director
Date: February 13, 2009	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer