Form 10-Q
period 2009-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2009-05-15
CIK 820380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2009
Common Stock, no par value	38,866,540 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Unaudited Condensed Balance Sheets
As of March 31, 2009 (unaudited) and June 30, 2008 (audited)	1

Unaudited Condensed Statements of Operations
For the three and nine months ended March 31, 2009 and 2008 and for the Period from
September 26, 1986 (Date of Inception) through March 31, 2009	2

Unaudited Condensed Statements of Cash Flows
For the nine months ended March 31, 2009 and 2008 and for the Period from
September 26, 1986 (Date of Inception) through March 31, 2009	3

Notes to Unaudited Condensed Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T: Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Securities and Use of Proceeds	11

Item 3: Defaults Upon Senior Securities	11

Item 4: Submission of Matters to a Vote of Security Holders	11

Item 5: Other Information	11

Item 6: Exhibits	11

Signatures	12

-i-

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$177,972	$144,429
Prepaid expenses	2,000	-

Total Current Assets	179,972	144,429

Property and Equipment, net of accumulated depreciation of $266,392 and $202,965, respectively	842,326	623,473
Patents, net of accumulated amortization of $19,766 and $15,176, respectively	176,194	167,827

TOTAL ASSETS	$1,198,492	$935,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$446,063	$335,413
Accrued liabilities	200,878	72,391
Related party payable	531,865	882,001
Deposits from customers	1,640,250	803,250
Notes payable-current portion	57,538	11,090

Total Current Liabilities	2,876,594	2,104,145

Long-term notes payable	121,982	108,655

TOTAL LIABILITIES	2,998,576	2,212,800

Commitments and contingencies - Note 6

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 and 4,400,000 shares issued and outstanding, respectively	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 34,168,622 and 31,146,722 issued and outstanding, net of 4,647,918 and 5,589,818 shares held in escrow account, respectively	31,682,782	27,002,945
Deficit accumulated during the development stage	(33,900,130)	(28,697,280)
Total Stockholders' Deficit	(1,800,084)	(1,277,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,198,492	$935,729

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Nine Months Ended		(September 26,
	March 31,		March 31,		1986) Through
	2009	2008	2009	2008	March 31, 2009
Revenues
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total Revenue	-	-	-	-	143,574

Cost of goods sold
Cost of sales	-	-	-	-	81,927
Write down of inventories	-	-	-	-	233,131
Total Costs of sales	-	-	-	-	315,058

Gross loss	-	-	-	-	(171,484)

Operating expenses
General and administrative	1,374,698	1,799,395	4,651,241	5,430,384	26,957,951
Research and development	189,371	174,398	546,219	440,971	7,464,169
Impairment of patents	-	10,275	-	10,275	140,577
License fees	-	-	-	-	270,634
Loss on disposal of property and equipment	-	-	-	-	16,901
Total Operating Expenses	1,564,069	1,984,068	5,197,460	5,881,630	34,850,232

Loss from operations	(1,564,069)	(1,984,068)	(5,197,460)	(5,881,630)	(35,021,716)

Other income (expenses)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	147	74	1,392	26,436
Interest expense	(1,756)	-	(5,721)	(4,920)	(20,447)
Other income (expense)	(223)	-	257	-	(29,040)
Total Other Income (Expenses)	(1,979)	147	(5,390)	(3,528)	(260,437)

Loss before extraordinary gain	(1,566,048)	(1,983,921)	(5,202,850)	(5,885,158)	(35,282,153)

Extraordinary gain on sale of patents	-	-	-	-	1,382,023

Net loss	$(1,566,048)	$(1,983,921)	$(5,202,850)	$(5,885,158)	$(33,900,130)

Basic and Diluted Loss Per Share
Loss before extraordinary gain	$(0.05)	$(0.07)	$(0.16)	$(0.20)
Extraordinary gain	-	-	-	-

Net loss applicable to common shareholders	$(0.05)	$(0.07)	$(0.16)	$(0.20)

Weighted average common shares outstanding - basic and diluted	33,760,989	29,515,640	32,183,497	28,924,294

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Nine Months Ended		(September 26,
	March 31,		1986) Through
	2009	2008	March 31, 2009
Cash flows from operating activities
Net loss	$(5,202,850)	$(5,885,158)	$(33,900,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,016	55,270	549,590
Stock based compensation	3,768,260	4,584,543	18,989,789
Forfeiture of deposits	-	-	236,803
Write down of inventory	-	-	16,945
Write off of equipment to research & development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	17,484
Impairment of patents and abandonment of in-process rights to technology	-	10,275	387,128
Gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for expenses	-	36,980	100,580
Changes in current assets and liabilities:
(Increase) / decrease in prepaid sales commissions	(2,000)	-	(2,000)
Increase / (decrease) in deposits from customers	837,000	99,000	1,640,250
Increase / (decrease) in accounts payable	110,650	(122,558)	446,063
Increase / (decrease) in related party payable	(8,000)	56,240	100,000
Increase / (decrease) in accrued liabilities	128,487	(620)	300,877
Net cash from operating activities	(300,437)	(1,166,028)	(12,480,867)

Cash flows used in investing activities
Purchase of property and equipment	(207,314)	(185,372)	(1,090,351)
Purchase of rights to technology	(12,957)	(4,055)	(719,600)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Proceeds from capital lease receivable	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash from investing activities	(220,271)	(189,427)	(1,974,822)

Cash flows provided by financing activities
Proceeds from issuance of common stock	281,577	108,225	5,638,306
Proceeds from reissuance of treasury stock	-	258,268	751,573
Cash from controlling shareholder	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	385,101	610,000	2,227,121
Payments on borrowings from related party	(97,237)	(4,444)	(196,774)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(15,190)	(5,217)	(182,806)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash from financing activities	554,251	966,832	14,633,661

Net change in cash	33,543	(388,623)	177,972
Cash at beginning of period	144,429	595,381	-
Cash at end of period	$177,972	$206,758	$177,972

Supplemental non-cash flow information
Acquisition of property and equipment with note payable	$74,965	$-
Settlement of borrowings from related party in exchange for exercise of options	$630,000	$400,000

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2009

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 Annual Report on Form 10-K.  The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2009.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2008 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2009 the Company had $177,972 of cash available and had a working capital deficit of $2,696,622. The Company had no revenues and no operating income for the three and nine months ended March 31, 2009 and 2008. As of March 31, 2009 the Company’s losses accumulated from inception totaled $33,900,130. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and will be effective on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on July 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted.  These statements will affect the Company for combinations after July 1, 2009

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securitie”  (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the first quarter for fiscal year end 2010.

In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4).  This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-4 during fourth quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during fourth quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

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

As a result of incurring a net loss for the three and nine months ended March 31, 2009 and 2008, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 95,900,000 and 98,475,000 shares of common stock at March 31, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation.  The Company had 4,647,918 and 4,962,018 of stock held in trust at March 31, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at March 31, 2009 and 2008, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”).  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the nine months ended March 31, 2009 and 2008, total stock-based compensation expense recognized was $3,768,260 and $4,584,543, respectively.  For the three months ended March 31, 2009 and 2009, total stock-based compensation expense recognized was $1,190,082 and $1,477,032 respectively.  Stock-based compensation was included in general and administrative expenses.

During the nine months ended March 31, 2009, the Company granted 505,000 shares of restricted stock to employees, which vested immediately.   The grant date fair value of the restricted stock awards was estimated on the effective date of the restricted stock awards using the closing market price of the Company’s common stock on the grant date, with the compensation expense being recognized immediately.  The stock based compensation recognized during the nine months ended March 31, 2009 for the grant of restricted shares was $126,250, as included in the stock-based compensation expenses of $3,768,260 mentioned in the above paragraph.  The weighted average grant date fair value of restricted stock awards granted during the nine months March 31, 2009 was $0.25.

During the nine months ended March 31, 2009, no stock options or warrants were granted and 1,575,000 stock options or warrants were exercised. During the nine months ended March 31, 2008, 1,000,000 stock options or warrants were exercised.  10,100,000 stock options vested during the nine months ended March 31, 2009 and 2008.

As of March 31, 2009, there was $3,247,019 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted.  The compensation cost is expected to be recognized over a weighted average period of 0.5 years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2009, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Legal - During the year ended June 30, 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed by a defendant against the Company in June 2008, requesting an award for attorney fees and court costs, which could have exceeded $1,000,000. The Company filed a motion to dismiss in August 2008.  The Court issued a Memorandum Decision and Order denying the defendant’s motion for summary judgment and denying the motion for an award of attorney fees under 35 U.S.C. §285.  The Court, however, made a very limited award of reasonable attorney fees incurred by the defendant in filing the attorney’s fee motion. The amount of this limited award was $45,000 and was paid by the Company in April 2009. The Company recorded an accrued liability for $45,000 at March 31, 2009, related to the limited award of reasonable attorney fees.

Customer Deposits – All of the $1,640,250 Deposits from customers at March 31, 2009 relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems on or prior to December 31, 2008.  The Company has delivered, installed and started up the solar alternate energy system, but the energy output has not been verified.  Therefore, the customers may request a return of their deposits since output has not been verified and if these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.  The Company has returned $9,000 in deposits during the last year upon request from one customer.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the land notes payable at March 31, 2009 was $108,555.  Both notes payable mature in fiscal year 2017.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $70,695 at March 31, 2009.  The note payable matures in October 2010.

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

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2009, 941,900 shares were sold for proceeds of $281,577 at prices ranging from $0.16 to $0.54 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At March 31, 2009, there was a balance of 4,647,918 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

Common Stock Issued for Settlement of Related Party Borrowings - As described in Note 8, during the nine months ended March 31, 2009, the Company issued 1,575,000 shares of common stock upon the exercise of options by its President at $0.40 per share for settlement of debt.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2009, the Company received $385,101 in advances from its President.  The related party borrowing is non-interest bearing and payable upon demand and is included in related party payables.  During the nine months ended March 31, 2009, the Company settled $97,237 of the related party borrowings by paying the President’s personal expenses.  During the nine months ended March 31, 2009, the Company settled $630,000 of the related party payable by issuing 1,575,000 shares of common stock to it President upon the exercise of options at $0.40 per share.  The amount outstanding on the related party borrowings at March 31, 2009 was $431,865.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from its President and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the President and $6,200 per month to the third party.  The Company accrued $54,000 for rent payable to the President during the nine months ended March 31, 2009 and 2008, and paid $48,000 of the rent payable during the nine months ended March 31, 2009.  The amount payable to the President for rent at March 31, 2009 was $100,000 and is included in related party payables.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the nine months ended March 31, 2009 and 2008, the Company received deposits from customers totaling $837,000 and $99,000, respectively, relating to contract agreements to build, install and maintain solar alternate energy systems. According to the terms of the agreements, the customer purchases a solar alternate energy system which is to produce 250 million BTU’s per year for a period of 35 years.  The customer makes a down payment of $9,000 and then will make thirty annual installments of $700 starting five years after the installation date.  The customers agree to sublet the lens concentrators to a third-party power company that will use the lens concentrators to generate energy. The Company has not yet verified the energy output and has not yet delivered electricity from the solar alternate energy systems to a third party and the deposits are recorded as a liability under the line item “Deposits from customers.”

The total amount of Deposits from customers at March 31, 2009 was $1,640,240.  All of the agreements provide that the Company will deliver, install and startup the solar alternate energy system on or prior to December 31, 2008.  The Company has delivered, installed and started up the solar alternate energy system, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

NOTE 10 – RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.  The inventory balance at June 30, 2008 has been reclassified to construction-in-process, which is included in property and equipment on the balance sheet.  Consequently, 2008 increases in inventory for the nine months ended March 31, 2008 have been moved from cash flow from operating activities to cash flow from investing activities per the Statement of Cash Flows for the nine month period ended March 31, 2008.  Furthermore, net proceeds of $610,000 received during the nine months ended March 31, 2008 from related party borrowings have been moved from the change in related party payable included in cash flows from operating activities to cash flows from financing activities.  Additionally, payments of $4,444 paid during the nine months ended March 31, 2008 for borrowings from a related party have been moved from the change in related party payable included in cash flow from operating activities to cash flow from financing activities.

NOTE 11 – SUBSEQUENT EVENT

The Company issued 50,000 shares of common stock in April 2009 as part of a consulting agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2008 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and nine months ended March 31, 2009 and 2008.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2009, 941,900 shares were sold for proceeds of $281,577 at prices ranging from $0.16 to $0.54 per share.  At March 31, 2009, there was a balance of 4,647,918 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  The Company entered into various sales agreements to build, install and maintain solar alternate energy systems and received $837,000 during the nine months ended March 31, 2009 in customer deposits related to these sales agreements.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs and establish any distribution networks.  The Company had $177,972 in cash at March 31, 2009, representing an increase of $33,543 from June 30, 2008.  The increase relates to net cash provided by financing activities of $554,251, offset by net cash used in operating and investing activities of $300,437 and $220,271, respectively.  The cash provided by financing activities was primarily due to proceeds from the sale common stock and proceeds from related party borrowings.

As of March 31, 2009, the Company has current assets of $179,972 and total assets of $1,198,492.  Current liabilities were $2,876,594 and total liabilities of $2,998,576. The ratio of current assets to current liabilities is approximately 0.06 to one. If the Company is unable to deliver electricity from its solar alternate energy systems to a third party and be able to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

For the three months ended March 31, 2009 and 2008, the Company had no revenue and no cost of sales.  Operations during the three months ended March 31, 2009 and 2008, primarily pertained to research and development and other activities.  Research and development expenses remained relatively flat for the three months ended March 31, 2009 as compared to March 31, 2008.

General and administrative expenses decreased by $424,697 or 24% from $1,799,395 for the three months ended March 31, 2008 to $1,374,698 for the three months ended March 31, 2009.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2008 offset by an increase in legal costs related primarily to defending itself in the counterclaim discussed further in Part II Item 1.

Net loss decreased by $417,873 or 21% from $1,983,921 for the three months ended March 31, 2008 to $1,566,048 for the three months ended March 31, 2009 due primarily to the decrease in stock-based compensation noted above.  Net loss per common share was $0.05 and $0.07 for three months ended March 31, 2009 and 2008, respectively.

Nine Months Ended March 31, 2009 compared to the Nine Months Ended March 31, 2008

For the nine months ended December 31, 2008 and 2007, the Company had no revenue and no cost of sales.  Operations during the nine months ended March 31, 2009 and 2008, primarily pertained to research and development and other activities.  Research and development expenses increased by $105,248 or 24% to $546,219 for the nine months ended March 31, 2009 from $440,971 for the nine months ended March 31, 2008.  The increase is primarily due to increased wages in addition to purchasing additional research and development materials for the solar thermal and bladeless turbine technology.

General and administrative expenses decreased by $779,143 or 14% from $5,430,384 for the nine months ended March 31, 2008 to $4,651,241 for the nine months ended March 31, 2009.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2008 offset by an increase in legal costs related primarily to defending itself in the counterclaim discussed further in Part II Item 1.

Net loss decreased by $682,308 from $5,885,158 for the nine months ended March 31, 2008 to $5,202,850 for the nine months ended March 31, 2009 due to the items noted above.  Net loss per common share was $0.16 and $0.20 for the nine months ended March 31, 2009 and 2008, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2009, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Legal - During the year ended June 30, 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed by a defendant against the Company in June 2008, requesting an award for attorney fees and court costs, which could have exceeded $1,000,000. The Company filed a motion to dismiss in August 2008.  The Court has issued a Memorandum Decision and Order denying the defendant’s motion for summary judgment and denying the motion for an award of attorney fees under 35 U.S.C. section 285.  The Court, however, made a limited award of reasonable attorney fees incurred by the defendant in filing the attorney’s fee motion. The amount of this limited award was $45,000 and was paid by the Company in April 2009. The Company recorded an accrued liability for $45,000 at March 31, 2009, related to the limited award of reasonable attorney fees.

Customer Deposits – All of the $1,640,250 Deposits from customers at March 31, 2009 relate to agreements for which the Company was to have delivered, installed and started up solar energy technology energy systems on or prior to December 31, 2008.  The Company has delivered, installed and started up the solar alternate energy system, but the energy output has not been verified.  Therefore, the customers may request a return of their deposits since output has not been verified and if these customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.  During the last year, one customer has requested a return of their $9,000 deposit.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the notes payable at March 31, 2009 was $108,555.  Both notes payable mature in fiscal year 2017.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $70,965 at March 31, 2009.  The note payable matures in October 2010.

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

The Company filed briefs in opposition to both motions in August 2008.  The Court issued a Memorandum Decision and Order denying UPEK’s motion for summary judgment and denying UPEK’s motion for an award of attorney fees under 35 U.S.C. §285.  The Court did, however, make a limited award of reasonable attorney fees incurred by UPEK in filing the attorney’s fee motion.  The amount of this limited award was $45,000 and was paid by the Company in April 2009. The Company recorded an accrued liability for $45,000 at March 31, 2009, related to the limited award of reasonable attorney fees.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2009, 941,900 shares were sold for proceeds of $281,577 at prices ranging from $0.16 to $0.54 per share. The proceeds were used to pay professional fees, operating expenses, accounts payable and accrued liabilities.

The Company granted 505,000 compensatory shares of restricted stock to employees during January 2009 at grant date value of $0.25.  The shares of restricted stock vested immediately.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: May 14, 2009	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director
Date: May 14, 2009	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer