Form 10-K
period 2009-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2009-10-13
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009.
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

State the registrant's net revenue for its most recent fiscal year:    $0.00. The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2009, was approximately $16,936,518

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2009, there were 38,846,140 outstanding shares of registrant's Common stock, no par value per share.

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

Over time, the Company, for the most part, has acquired its technologies from its president.

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

The Company has a solar energy thermal system which can be used in conjunction with the Company’s bladeless turbine to generate power. The system tracks the sun as it concentrates the solar energy onto a receiver and this energy is captured and used to propel the bladeless turbine. A typical system will use multiple concentrators to supply a single turbine.

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

The first anticipated product using this technology for commercialization is a high-speed modem. The modem is projected to be faster than modems currently in use.  Generally modems are used for purposes of transmitting data over telephone lines, on telecommunications systems and over wireless mediums such as satellite transmissions and other line- of-sight transmission mediums.  The Company has a modem prototype. Additional development to achieve a commercial product is on going.  In addition, the Company intends to apply the digital wave modulation technology in other areas.  The Company has not established a plan or order of priorities for any future commercial product development. Because this technology is sophisticated and new, the Company may not be successful in its efforts to have commercial exploitable products because of difficulties and problems associated with development. Possible problems could be inability to design, construct and manufacture commercial products; and the Company's lack of funding and financial resources and experienced personnel.  Competitors may develop technologies which are superior and will make the DWM technology obsolete even before the Company has completed its development of any commercial products. Cost will also be a factor in both the development and the commercialization of any new product. It is anticipated that if a commercially viable modem is developed, the Company will have to expend funds to develop a marketing plan and introduce the product into the market. Costs to offer new products and to establish the proper marketing strategy will be significant.  The Company has not made any projections regarding any anticipated costs. There are risks that no commercially viable products will be developed from the technology and any products developed may not be accepted or successful in the marketplace.  In addition, the Company may not have sufficient funds to develop, manufacture and market any products.

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

The Company has a model of a solar thermal system which can be used to produce steam to drive the Company’s bladeless turbine. The Company believes that the possible advantage over other similar systems is its ability to be mass produced, thus reducing its overall cost as compared to other systems. The Company has developed proprietary structural and lens designs in preparation for mass production of the solar thermal system.

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

Competition

Competitors offer a similar Self-Check System. The success of these other entities and the system used may, individually or collectively, significantly affect the Company's attempt to commercialize its Self-Check System. The Company has no market studies to determine its relative position with its competitors in the market place.  Some competitors have been in business longer, have more experienced personnel, have greater financial resources and better name recognition in the marketplace.

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

Patents and Trade Secrets.

The Company has been assigned or will be assigned the rights to several U.S. patents.  One patent granted in November 1988 deals with the Self-Check System.  The patent pertains to an apparatus attached to a computer which has in its database the weights and prices of all items for sale.  Four patents pertaining to the AFIM technology granted January 1997, February 2001, July 2001, and September 2002, seven patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001, one patent pertaining to shelf tag granted September 2003, and four patents relating to the turbine granted March 2003, January 2004, February 2006 and November 2007.  One patent pertaining to the solar energy technology granted in October 2007.

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

Future Funding

Because the Company is a development stage company and currently has no revenue, it will continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money.  In the past, the Company has received funds from its president and his relatives in the form of cash advances. The Company received $557,101 in cash advances from its president during the year ended June 30, 2009. The cash advances are unsecured, payable on demand and non-interest bearing. No assurance can be given that the Company will continue to receive funds from its president.  No agreements or understandings exist regarding any future contributions. In addition, during the year ended June 30, 2009, the Company settled $630,000 of the cash advances by issuing 1,575,000 shares of common stock to the officer upon the exercise of options; and the Company paid $173,744 of the cash advances.  As of June 30, 2009 and 2008, the cash advances, included in the related party payable balance, was $440,382 and $774,001, respectively.

General

From its inception the Company's primary activity has been the Development of different technologies. Since its formation, the Company has developed technologies which are in different stages of development. To date the Company has not marketed a commercially acceptable product.

Employees

The Company has thirteen full-time employees. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Company Headquarters

The Company's office is located at 326 North SR 198, Salem, Utah 84653.  The Company's office costs $12,200 per month and is rented from the Company’s president and a third party. The monthly rent includes a 200 square foot office space.

Warranty

The Company warrants that it’s Alternate Solar Energy Systems (“System”) will remain in good operating condition for a thirty-five year period commencing on the installation date and that it will be responsible for all material, equipment and labor costs incurred to complete such maintenance and repair work during that period.

Marketing

The Company has not finalized its marketing strategy for all its products at this time.

The Company has received deposits of $1,676,250 from unrelated parties toward the purchase of approximately 200 Systems.

For the marketing of the Self-Check System, the Company has developed a product named OrderXCEL which had been installed in a restaurant in Orem, Utah and since closed.

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

The Bladeless Turbine and System has competition from larger well-established companies that already have a history and name recognition. Though the turbine has many potential uses, especially in the area of electrical generation, there is no assurance that the marketing strategies will be successful.

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

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 2009 and 2008, research and development expenses were $704,889 and $760,798, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

Over the next twelve months the Company intends to continue the research and development of its technologies, primarily focusing on its Bladeless Turbine and solar thermal energy technology.  The Company intends to have its solar thermal energy technology, which utilizes the Bladeless Turbine, operational in the next twelve months.  The Company plans to broadly market the technology to companies seeking alternative energy sources.

Renewable Energy Development Corporation (“REDCO”), pursuant to an executed twenty year Power Purchase Agreement (“PPA”) with the Needles Public Utility Authority, will develop and operate a 5-megawatt solar thermal power plant in Needles, CA to provide the city with power and the required Renewable Energy Certificates. REDCO plans to purchase the Company’s solar thermal equipment, including turbines, to build and operate the 5-megawatt solar thermal power plant.  REDCO is in the planning stages of a 49-megawatt solar project in Needles and plans to add an additional 150-200 megawatts over the next 3-5 years; REDCO is currently in discussions with several potential power purchasers for these projects. REDCO plans to utilize the Company’s solar thermal technology on all of its planned solar projects in Needles.

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

We Have a History of Significant Losses, and We May Never Achieve or Sustain Profitability

We are focused on product development and have generated minimal revenues of $111,226. Since inception, we have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant development. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of June 30, 2009, our cumulative net loss was $35,334,617. Our net loss was $6,637,337 for the fiscal year ended June 30, 2009. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

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

The Company’s Auditors Opinion Expresses Doubt About the Company’s Ability to Continue as a Going Concern

The  independent  auditor's  report issued in connection with the audited financial statements of the Company for the period ended  June  30,  2009, expresses  "substantial doubt about its ability to continue as a going concern," due to the  Company's  status as a  development  stage  company  and its lack of significant  operations.  If the  Company  is unable to get its solar thermal energy technology operational, the Company may  have  to  cease  to  exist,  which  would  be detrimental to the value of the Company's  common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Customers with Deposits May Request a Return of Their Deposits

The Company has received deposits from customers to purchase its alternate solar energy technology system totaling $1,757,250.   The agreements provide that the Company will deliver, install and startup the solar energy technology system on or prior to June 30, 2009.  The Company has delivered, installed and started up the alternate solar energy system, but the energy output has not been verified. Therefore, for these agreements, the customers could request a return of their deposits since the Company has not verified the energy output.  If many of the customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.

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

Executive Officers Maintain Significant Control Over the Company and its Assets

Our executive officers maintain control over the Company's board of directors and also control the Company's business operations and policies.  In addition, Neldon Johnson, the Company's President, and two of his sons, Randale Johnson and LaGrand Johnson, control approximately 82% of the voting rights of the Company. As a result, these three individuals will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

The Company is Unlikely to Pay Dividends in the Foreseeable Future

It is unlikely that the Company will pay dividends on its common stock in the foreseeable future, resulting in an investor's only return on an investment in the Company's common stock being the appreciation of the per share price. The Company can make no assurances that the Company's common stock will ever appreciate.

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

The Company also owns approximately 6 acres of land in California.  This land is currently not being used, but the Company plans to build a small energy plant utilizing the alternate solar energy technology system.  Permits will need to be obtained prior to utilizing this land for this purpose.

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

The Company filed a motion to dismiss in August 2008.  The Court issued a Memorandum Decision and Order denying the defendant’s motion for summary judgment and denying the motion for an award of attorney fees.  The Court made a limited award of $45,000 for reasonable attorney fees incurred by the defendant, which was paid by the Company in April 2009.

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

Fiscal 2009	High	Low

June 30, 2009	$0.69	$0.38
March 31, 2009	$0.67	$0.22
December 31, 2008	$0.40	$0.18
September 30, 2008	$0.50	$0.34

Fiscal 2008	High	Low

June 30, 2008	$0.65	$0.40
March 31, 2008	$0.63	$0.34
December 31, 2007	$1.06	$0.35
September 30, 2007	$1.08	$0.62

The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the Company's activities.

At June 30, 2009, the Company had approximately 995 shareholders of record.

As of June 30, 2009, Registrant had 34,501,322 issued and outstanding, net of 4,344,818 held in an escrow account. Of these shares, approximately 29,003,000 shares were free trading shares.  There were approximately 5,497,000 shares of restricted common stock but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.  As of June 30, 2009, at least 100 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for not less than two years.  At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for not less than one year. These shareholders satisfy the one year holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after two years have elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

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

Recent Sales of Unregistered Securities

During the period covered by this report the Company issued 1,575,000 shares of common stock to the Company’s president upon the exercise of options in exchange for settlement of $630,000 in related party payables.

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

	June 30, 2009	June 30, 2008
Results of Operations:
Revenue	$-	$-
Loss from operations	(6,627,114)	(7,804,599)
Other income (expenses)	(10,223)	(11,104)
Net loss	(6,637,337)	(7,815,703)
Basic and diluted net loss per share	(0.20)	(0.27)

Cash Flow and Balance Sheet Data:
Net cash used in operating activities	$(843,908)	$(1,525,399)
Cash	47,537	144,429
Total Assets	1,029,603	935,729
Total Current Liabilities	2,913,638	2,104,145
Accumulated deficit	(35,334,617)	(28,697,280)
Total Stockholders' deficit	(1,980,717)	(1,277,071)

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

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i) continue to build its alternate solar energy system and get the system operational to begin producing saleable energy; (ii) market and sell the alternate solar energy system to entities who desire to produce solar energy; and (iii) continue to develop marketable products for its technologies.

During the next 12 months, additional financing will be required to fund the building of the alternate solar energy system and the development of marketable products.  To date, the Company has primarily financed operations by the receipt of advances from the Company’s president, deposits from customers for the alternate solar energy system and through the private placement of equity securities. The president and the Company have no formal agreement as to any future advances. However, it is anticipated that the Company will continue to receive additional financing from receipt of advances from its president to help fund continuing operations.  The Company also anticipates receiving additional financing through the private placement of equity securities.

The Company does not expect a significant change in the number of employees during the next 12 months.  However, if the Company is successful in getting the alternate solar energy system operational, additional employees may be necessary depending on the demand for the system and how the Company determines to produce the system.  The Company plans to evaluate the possibility of contracting with suppliers to produce and install the systems.

Results of Operations

Fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008

The Company has not generated a profit since inception.  Operations during the years ended June 30, 2009 and 2008, primarily pertained to research and development and other activities.  Research and development expenses decreased by $55,909 or 7% from $760,798 in fiscal year 2008 to $704,889 primarily due to purchasing less research and development materials for the solar thermal and bladeless turbine during the fiscal year 2009 as compared to fiscal year 2008.

General and administrative expenses decreased by $1,099,062 or 16% from $7,021,287 in fiscal year 2008 to $5,922,225 in fiscal year 2009. The decrease in general and administrative expenses is primarily due to many options fully vesting in fiscal year 2008 resulting in a decrease in stock-based compensation for fiscal year 2009.

Total revenue and cost of sales were $0 for fiscal years 2009 and 2008. Other expenses remained relatively constant in fiscal years 2009 and 2008.  Net loss decreased by $1,178,366 from $7,815,703 in fiscal year 2008 to $6,637,337 in fiscal year 2009 primarily related to the decrease in stock-based compensation.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing research and development activities.  To date, we have primarily financed our operations by the receipt of loan advances from the Company’s president and through the private placement of equity securities. The president and the Company have no formal agreement as to any future loans or advances. The Company has no line of credit with any financial institution. The Company believes that until it has consistent operations and revenues, it will be unable to establish a line of credit from conventional sources.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs and establish any distribution networks.  The Company had $47,537 in cash as of June 30, 2009, representing a decrease of $96,892 from June 30, 2008.  The decrease relates to net cash used in operations and investing of $843,908 and $23,358, respectively, offset by net cash provided by financing activities of $770,374.

As of June 30, 2009, the Company has current assets of $59,370 and total assets of $1,029,603.  Current liabilities were $2,913,638 and total liabilities of $3,010,320. The ratio of current assets to current liabilities is approximately 0.02. If the Company continues to have a negative cash flow or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

Stock issuance

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2009, 1,245,000 shares were sold for proceeds of $432,502 at prices ranging from $0.16 to $0.67 per share.  During the year ended June 30, 2008, 1,116,100 shares were sold for proceeds of $529,676 at prices ranging from $0.34 to $0.92 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2009 and 2008, there was a balance of 4,344,818 and 5,589,818 shares, respectively, in the escrow accounts.

During the year ended June 30, 2009, the Company issued 50,000 shares of common stock to a company in exchange for services valued at $29,500 and issued 505,000 shares of common stock, valued at $126,250, to employees for compensation.  During the year ended June 30, 2008, the Company issued 150,000 shares of common stock to an individual in exchange for $45,000 in cash at $0.30 per share.

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

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Furthermore, the Company makes periodic assessments about each patent and related technology to determine if it plans to continue to pursue the technology and if the patent has value. As a result of these assessments, the Company wrote off $0 and $22,972 of patents during the years ended June 30, 2009 and 2008, respectively.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by Fiscal Year
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt arrangements (1)	$52,543	$12,704	$13,594	$14,545	$15,564	$40,275	$149,225
Operating leases (2)	7,500	7,500	7,500	7,500	7,500	17,500	55,000
Total contractual obligations	$60,043	$20,204	$21,094	$22,045	$23,064	$57,775	$204,225

(1) The Company has two notes payable to financing companies due in annual statements that are collateralized by land and both mature in fiscal year 2017. The Company also has a note payable maturing in fiscal 2010 for equipment.

(2)  The Company entered into a lease agreement for research and development space in October 2006. The term of this lease is from November 1, 2006 to November 1, 2016.

The Company has also entered into several solar lease bonus fee contracts with many of the customers who made deposits on the alternate solar energy system discussed further in Note 1 and Note 9 to the financial statements.  As additional consideration for making the deposit and making the alternate solar energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company has agreed to pay many of the customers a referral fee of .009% on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.  The Company will be obligated to pay this bonus fee if it is able to produce and then sell its alternate solar energy system.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted.  These statements will affect the Company for combinations after July 1, 2009.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for the Company beginning July 1, 2009, and is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the first quarter for fiscal year end 2010.

In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-4”).  This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-4 during first quarter 2010, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Staff Position during the first quarter 2010, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the year ended June 30, 2009 and have evaluated any subsequent events through October 13, 2009. The Company does not believe there are any material subsequent events which would require further disclosure as discussed in Note 14.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  SFAS 166 is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).   SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized.  The Company will adopt this new accounting standard for its financial statements for the quarterly period ending September 30, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

Neldon Johnson	63	Chairman of the Board of Directors, President and CEO

Randale Johnson	40	Secretary, Vice President

LaGrand Johnson	43	CFO

Bruce Barrett	79	Director

Blain Phillips	47	Director

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

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended June 30, 2009 and 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neldon Johnson	2009	125,000	-	-	4,687,007	-	-	-	4,812,007
President, CEO and Director	2008	-	-	122,478	5,613,494	-	-	-	5,735,972

Randale Johnson	2009	54,600	-	-	14,216	-	-	-	68,816
Secretary and Vice President	2008	54,667	-	-	28,269	-	-	-	82,936

LaGrand Johnson	2009	44,100	-	-	14,216	-	-	-	58,316
CFO	2008	31,925	-	-	28,269	-	-	-	60,194

(1)	The amount in the stock awards columns represents the value of the 1,000,000 Series 1 Class A Preferred Stock granted as compensation for services performed in 2008 lieu of cash compensation.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Neldon Johnson	29,300,000	65,000,000 (1)	—	$0.40	12/31/2034	—	—	—	—
Randale Johnson	450,000	50,000 (2)	—	$3.00	8/22/2010	—	—	—	—
LaGrand Johnson	450,000	50,000 (2)	—	$3.00	8/22/2010	—	—	—	—

(1)	These options were granted on May 14, 2004 and vest on January 1, 2010.

(2)	These options were granted on August 24, 2000 and vest on August 24, 2009.

Compensation of Directors

The Company’s Directors currently are not compensated for their time and there are no payment arrangements.  The Company anticipates that it will need to compensate Directors at some point in the future.

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2009, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of June 30, 2009, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 64,801,322 shares of common stock outstanding as of June 30, 2009, together with applicable options and warrants for each stockholder.  Unless otherwise indicated, the address of each person listed below is in the care of International Automated Systems, Inc., 326 North SR 198, Salem, Utah 84653.

	Shares Beneficially Owned
Name and Title	Number (4)		Percent
Neldon Johnson, President, CEO and Director	30,869,920	(1)	47.6%
Randale Johnson, Secretary and Vice President	750,000	(2)	1.2%
LaGrand Johnson, CFO	650,000	(3)	1.0%
Bruce Barrett, Director	100,000		0.2%
Blain Phillips, Director	-		0.0%
All officers and directors as a group (5 persons)	32,369,920		50.0%

(1)	Includes warrants to purchase 29,300,000 shares of common stock exercisable within 60 days of June 30, 2009.
(2)	Includes options to purchase 500,000 shares of common stock exercisable within 60 days of June 30, 2009.
(3)	Includes options to purchase 500,000 shares of common stock exercisable within 60 days of June 30, 2009.
(4)
Does not include 2,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters with the exception of 1,000,000 of the Series 1 Class A Preferred Stock held by Neldon Johnson which has 100 votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 70%, LaGrand Johnson 6%, and Randale Johnson 6% of the voting control of the Company when the voting power of the shares of preferred stock, common stock and vested options are considered together.

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

During the year ended June 30, 2003, the Company commenced leasing office and research and development space on a month- to-month basis from its president, for $6,000 per month.  The amount payable to the president for rent at June 30, 2009 was $65,000.

The Company received cash advances of $557,101 from its president during the year ended June 30, 2009. The Company settled $630,000 of the cash advances by issuing 1,575,000 shares of common stock to the officer upon the exercise of warrants; paid $173,744 of the cash advances; and settled $86,977 of the cash advances through the transfer of in-process patent rights at cost during the year ended June 30, 2009. The balance was $440,382 at June 30, 2009 and is unsecured, payable on demand and non-interest bearing.

During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of June 30, 2009, the Company has not provided any services or equipment required under this agreement and has received no money and recognized no revenues.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2009 and 2008 have been audited by our principal accountant, Mantyla McReynolds, LLC. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Mantyla McReynolds, LLC. The percentage of hours expended on the audit by persons other than full time, permanent employees of Mantyla McReynolds, LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2009 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $48,325.

Aggregate fees for the year ended June 30, 2008 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $37,329.

Audit-Related Fees

Audit-related fees, not included in the previous paragraphs, for the years ended June 30, 2009 and 2008 for assurance and related services by Mantyla McReynolds, LLC were $655 and $130, respectively.

Tax Fees

$0 and $728 of fees were billed to us for years ended June 30, 2009 and 2008, respectively, for professional services by Mantyla McReynolds, LLC for tax compliance, tax advice, and tax planning.  A firm, other than our principal accountant, prepares all income tax returns.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: October 13, 2009

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: October 13, 2009

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: October 13, 2009

/s/ Bruce Barrett
BRUCE BARRETT
Title: Director

Date: October 13, 2009

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F1

Balance Sheets - June 30, 2009 and 2008	F2

Statements of Operations for the Years Ended June 30, 2009 and 2008 and for the period from Inception [September 26, 1986] through June 30, 2009	F3

Statements of Stockholders' Equity/ (Deficit) for the Period from Inception through June 30, 2009	F4

Statements of Cash Flows for the Years Ended June 30, 2009 and 2008 and for the period from Inception [September 26, 1986] through June 30, 2009	F8

Notes to the Financial Statements	F10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
International Automated Systems, Inc.

We have audited the accompanying balance sheets of International Automated Systems, Inc. (the Company) as of June 30, 2009 and 2008, and the related statements of operations and cash flows for the years ended June 30, 2009 and 2008 and for the period from July 1, 2006 through June 30, 2009, and the statement of stockholders’ deficit for the period from July 1, 2006 through June 30, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of International Automated Systems, Inc. for the period from inception [September 26, 1986] through June 30, 2005, were audited by other auditors whose report dated September 28, 2005, except for the Note 1 restatement which was dated February 20, 2006, expressed an unqualified opinion on those statements.  Others audited the financial statements of the Company from inception (September 26, 1986) through June 30, 1990, whose reports dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of certain uncertainties referred to in the related notes been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 2005, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of operations and cash flows for the years ended June 30, 2009 and 2008, and for the period from inception (September 26, 1986) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has accumulated losses from inception and has negative working capital as of June 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah
October 13, 2009

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,537	$144,429
Prepaid expenses	11,833	-

Total Current Assets	59,370	144,429

Alternate solar energy systems	413,520	151,859
Property and equipment, net of accumulated depreciation of $291,390 and $202,965, respectively - Note 1	481,512	471,614
Patents, net of accumulated amortization of $20,825 and $15,176, respectively	75,201	167,827

TOTAL ASSETS	$1,029,603	$935,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$417,136	$335,413
Accrued liabilities	181,327	72,391
Related party payable - Note 3	505,382	882,001
Customer deposits - Note 1 and Note 9	1,757,250	803,250
Notes payable-current portion - Note 5	52,543	11,090

Total Current Liabilities	2,913,638	2,104,145

Long-term notes payable - Note 5	96,682	108,655

TOTAL LIABILITIES	3,010,320	2,212,800

Commitments and contingencies - Note 11

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 shares issued and outstanding	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 34,501,322 and 31,146,722 issued and outstanding,net of 4,344,818 and 5,589,818 shares held in escrow account, respectively - Note 7	32,936,636	27,002,945
Deficit accumulated during the development stage	(35,334,617)	(28,697,280)
Total Stockholders' Deficit	(1,980,717)	(1,277,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,029,603	$935,729

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2009	2008	June 30, 2009
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenues	-	-	143,574

COST OF SALES
Cost of sales	-	-	81,927
Write down of carrying value of inventory	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	5,922,225	7,021,287	28,228,935
Research and development	704,889	760,798	7,622,839
Impairment of patents	-	22,972	140,577
License fees	-	-	270,634
Loss (gain) on disposal of property and equipment	-	(458)	16,901
Total Operating Expenses	6,627,114	7,804,599	36,279,886

LOSS FROM OPERATIONS	(6,627,114)	(7,804,599)	(36,451,370)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	-	-	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	127	1,570	26,489
Interest expense	(8,371)	(12,769)	(23,097)
Other income (expenses)	(1,979)	95	(31,276)
Total Other Income (Expenses)	(10,223)	(11,104)	(265,270)

LOSS BEFORE EXTRAORDINARY GAIN	(6,637,337)	(7,815,703)	(36,716,640)

Extraordinary gain on sale of patents	-	-	1,382,023

NET LOSS	$(6,637,337)	$(7,815,703)	$(35,334,617)

Net loss per common share
Basic and diluted	$(0.20)	$(0.27)

Weighted average common shares outstanding
Basic and diluted	32,733,279	29,251,202

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit)

	Preferred Stock		Common Stock		Stock Purchase	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
Balance - September 26, 1986
(Date of Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for cash
September 1986 - $0.002 per share	-	-	5,100,000	11,546	-	-	11,546
September 1988 (net of $38,702 offering costs) - $0.32 per share	-	-	213,065	67,964	-	-	67,964
December 1988 (net of $6,059 offering costs) - $0.32 per share	-	-	33,358	10,641	-	-	10,641
March 1989 (net of $4,944 offering costs) - $0.32 per share	-	-	27,216	8,681	-	-	8,681
June 1989 (net of $6,804 offering costs) - $0.32 per share	-	-	37,461	11,950	-	-	11,950
Common stock issued for services
September 1986 - $0.002 per share	-	-	300,000	679	-	-	679
June 1989 - $0.32 per share	-	-	5,000	1,595	-	-	1,595
Net loss for the period from September 26,1986 through June 30, 1990	-	-	-	-	-	(192,978)	(192,978)
Balance - June 30, 1990	-	-	5,716,100	113,056	-	(192,978)	(79,922)

Class A Preferred and Common Stock issued for technology 1990-1996- $0.02 per share	1,000,000	292,786	6,000,000	175,672	-	-	468,458
Class A Preferred Stock issued for services
July 2000 - $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
August 2000 - $0.00 per share	400,000	-	-	-	-	-	-
Class B Preferred stock issued for services
August 2000 - $0.00 per share	300,000	-	-	-	-	-	-
Common Stock issued for cash
January 1994 - $0.40 per share	-	-	59,856	23,942	-	-	23,942
May 1994 - $0.20 per share	-	-	137,500	27,500	-	-	27,500
January 1996 (net of $24,387 offering costs) - $3.86 per share	-	-	179,500	693,613	-	-	693,613
November 1997 - $1.43 per share	-	-	35,000	50,000	-	-	50,000
May 1998 - $1.20 per share	-	-	250,000	300,000	-	-	300,000
October 1999 - $2.00 per share	-	-	50,000	100,000	-	-	100,000
September 2000 - $1.67 per share	-	-	11,500	19,236	-	-	19,236
October through Dec 2000 - $1.03 per share	-	-	140,100	144,546	-	-	144,546
January through March 2001 - $1.30 per share	-	-	39,900	51,920	-	-	51,920
April through June 2001 - $0.98 per share	-	-	120,100	117,684	-	-	117,684
July through December 2001 - $0.86 per share	-	-	138,400	119,287	-	-	119,287
December 2001 - $0.71 per share	-	-	28,000	20,000	-	-	20,000
January 2002 - $1.39 per share	-	-	50,000	35,910	-	-	35,910
May through June 2002 - $0.25 per share	-	-	500,000	125,000	-	-	125,000
Common Stock issued for services
April 1991 - $0.10 per share	-	-	300,000	30,000	-	-	30,000
January 1995 - $1.00 per share	-	-	100,000	100,000	-	-	100,000
May 1997 - $4.13 per share	-	-	14,000	57,750	-	-	57,750
June 1997 - $2.94 per share	-	-	5,000	14,690	-	-	14,690
December 1997 - $1.13 per share	-	-	6,000	6,750	-	-	6,750

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

	Preferred Stock		Common Stock		Stock Purchase	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
October 1999 - $1.26 per share	-	-	50,000	63,147	-	-	63,147
August 2000 - $2.25 per share	-	-	268,000	603,000	-	-	603,000
May 2001 - $1.12 per share	-	-	3,000	3,360	-	-	3,360
February and March 2001 - $1.55 per share	-	-	350,000	542,500	-	-	542,500
October 2001 - $1.44 per share	-	-	150,000	216,000	-	-	216,000
February 2002 - $1.14 per share	-	-	25,000	28,500	-	-	28,500
Common stock issued for financing transactions
November 2000 - $0.90 per share	-	-	50,000	45,000	-	-	45,000
December 2000 - $0.90 per share	-	-	10,000	9,000	-	-	9,000
January 2001 - $0.84 per share	-	-	30,000	25,320	-	-	25,320
June 2001 - $1.16 per share	-	-	120,000	139,200	-	-	139,200
Common stock issued to satisfy liabilities
June 1991 - $0.03 per share	-	-	2,700,000	78,101	-	-	78,101
Grant of stock purchase rights
May 1994 - $0.50 per share	-	-	-	6,750	13,500	-	6,750
June 1995 - $3.00 per share	-	-	-	95,283	31,761	-	95,283
August 1995 - $5.00 per share	-	-	-	25,000	5,000	-	25,000
Stock purchase rights exercised
May 1997	-	-	36,761	-	(36,761)	-	-
June 1997	-	-	13,500	-	(13,500)	-	-
Redemption and retirement of treasury stock
December 1991 - $0.49 per share	-	-	(5,000)	(2,425)	-	-	(2,425)
December 1992 - $0.49 per share	-	-	(1,856)	(900)	-	-	(900)
Adjustment for additional shares issued 1990-2002	-	-	68,973	-	-	-	-
Contributed capital - cash and settlement of liability, no shares issued, 1990-2002	-	-	-	5,762,419	-	-	5,762,419
Capital distribution of related party receivable, 1990-2002	-	-	-	(1,577,674)	-	-	(1,577,674)
Net loss for the period from July 1, 1990 through June 30, 2002	-	-	-	-	-	(8,705,191)	(8,705,191)
Balance – June 30, 2002	3,700,000	294,786	17,749,334	8,388,137	-	(8,898,169)	(215,246)

Common stock issued for cash
July 2002 - $0.20 per share	-	-	150,000	30,000	-	-	30,000
August 2002 - $0.26 per share	-	-	316,000	82,000	-	-	82,000
January 2003 - $0.32 per share	-	-	80,000	25,600	-	-	25,600
July through September 2002 - $0.39 per share	-	-	217,000	84,204	-	-	84,204
October through December 2002 - $0.33 per share	-	-	200,000	66,407	-	-	66,407
January through March 2003 - $0.26 per share	-	-	150,000	38,617	-	-	38,617
April through June 2003 - $0.24 per share	-	-	240,000	57,234	-	-	57,234
Common stock issued for services
July 2002 - $0.50 per share	-	-	3,806	1,903	-	-	1,903
October 2002 - $0.45 per share	-	-	885,000	398,250	-	-	398,250
November 2002 - $0.35 per share	-	-	65,000	22,750	-	-	22,750
May 2003 - $0.15 per share	-	-	10,000	1,500	-	-	1,500

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

	Preferred Stock		Common Stock		Stock Purchase	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
Common stock issued as part of share value guarantee
August through May 2003	-	-	260,000	-	-	-	-
Contributed capital - no shares issued
July through June 2003	-	-	-	39,682	-	-	39,682
Capital distribution of related party receivable- July through June 2003	-	-	-	(52,606)	-	-	(52,606)
Net loss	-	-	-	-	-	(1,017,055)	(1,017,055)
Balance – June 30, 2003	3,700,000	294,786	20,326,140	9,183,678	-	(9,915,224)	(436,760)

Common stock issued for cash
August 2003- $0.50 per share	-	-	132,400	66,200	-	-	66,200
September 2003- $0.50 per share	-	-	148,000	73,000	-	-	73,000
December 2003- $0.25 per share	-	-	34,000	8,500	-	-	8,500
July through September 2003 - $0.72 per share	-	-	84,000	60,880	-	-	60,880
October through December 2003 - $0.34 per share	-	-	111,200	37,731	-	-	37,731
January through March 2004 - $0.36 per share	-	-	91,500	32,560	-	-	32,560
April through June 2004 - $0.38 per share	-	-	104,800	40,337	-	-	40,337
Contributed capital - no shares issued
July through June 2004	-	-	-	98,204	-	-	98,204
Net income	-	-	-	-	-	443,183	443,183
Balance – June 30, 2004	3,700,000	294,786	21,032,040	9,601,090	-	(9,472,041)	423,835

Common stock issued for cash
August 2004 - $0.25 per share	-	-	132,000	32,546	-	-	32,546
July through September 2004 - $0.37 per share	-	-	103,050	38,165	-	-	38,165
October through December 2004 - $0.34 per share	-	-	233,200	79,201	-	-	79,201
January through March 2005 - $0.47 per share	-	-	225,000	106,701	-	-	106,701
April through June 2005 - $0.40 per share	-	-	170,500	66,279	-	-	66,279
Contributed capital - no shares issued	-	-	-	93,877	-	-	93,877
Common stock issued for services	-	-	1,100,000	429,000	-		429,000
Net loss	-	-	-	-	-	(1,442,880)	(1,442,880)
Balance - June 30, 2005	3,700,000	294,786	22,995,790	10,446,859	-	(10,914,921)	(173,276)

Common stock issued for cash
July through September 2005 - $0.56 per share	-	-	722,500	407,817	-	-	407,817
October through December 2005 - $0.43 per share	-	-	124,000	52,761	-	-	52,761
January through March 2006 - $0.88 per share	-	-	411,900	361,140	-	-	361,140
April through June 2006 - $0.69 per share	-	-	968,432	641,730	-	-	641,730
Common stock issued for services - $0.30 per share	-	-	50,000	15,000	-	-	15,000
Common stock issued for services - $0.34 per share	-	-	60,000	20,400	-	-	20,400
Common stock issued for settlement of debt - $0.69 per share	-	-	200,000	138,000	-	-	138,000
Net loss	-	-	-	-	-	(1,473,256)	(1,473,256)
Balance - June 30, 2006	3,700,000	294,786	25,532,622	12,083,707	-	(12,388,177)	(9,684)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

	Preferred Stock		Common Stock		Stock Purchase	Treasury Stock		Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Shares	Amount	Stage	Deficit

Balance - June 30, 2006	3,700,000	$294,786	25,532,622	$12,083,707	$-	-	$-	$(12,388,177)	$(9,684)
Common stock issued for cash
July through September 2006 - $0.63 per share	-	-	143,000	89,900	-	-	-	-	89,900
October through December 2006 - $0.52 per share	-	-	402,580	208,252	-	-	-	-	208,252
January through March 2007 - $0.68 per share	-	-	136,920	93,309	-	-	-	-	93,309
April through June 2007 - $0.74 per share	-	-	4,500	3,322	-	-	-	-	3,322
Amortization of stock-based compensation	-	-	-	6,548,839	-	-	-	-	6,548,839
Common stock issued for cash - $0.40 per share	-	-	400,000	160,000	-	-	-	-	160,000
Options exercised for settlement of related party borrowings - $0.40 per share	-	-	1,725,000	690,000	-	-	-	-	690,000
Treasury stock issued for settlement of debt - $0.51 per share	-	-	-	-	-	(625,000)	(318,750)	-	(318,750)
Treasury stock issued for settlement of debt - $0.65 per share	-	-	-	-	-	(500,000)	(325,000)	-	(325,000)
Reissuance of treasury stock for cash - $0.86 per share	-	-	-	200,055	-	575,000	293,250	-	493,305
Net loss	-	-	-	-	-	-	-	(8,493,400)	(8,493,400)
Balance - June 30, 2007	3,700,000	294,786	28,344,622	20,077,384	-	(550,000)	(350,500)	(20,881,577)	(859,907)

Class A Preferred Stock issued for compensation- $0.12 per share	1,000,000	122,478	-	-	-	-	-	-	122,478
Common stock issued for cash
July through September 2007 - $0.76 per share	-	-	24,600	18,665	-	-	-	-	18,665
October through December 2007 - $0.59 per share	-	-	22,700	31,894	-	-	-	-	31,894
January through March 2008 - $0.59 per share	-	-	146,600	57,667	-	-	-	-	57,667
April through June 2008 - $0.44 per share	-	-	372,200	163,182	-	-	-	-	163,182
Amortization of stock-based compensation	-	-	-	5,864,405	-	-	-	-	5,864,405
Common stock issued for cash - $0.30 per share	-	-	150,000	45,000	-	-	-	-	45,000
Options exercised for settlement of related party borrowings - $0.40 per share	-	-	2,000,000	800,000	-	-	-	-	800,000
Common stock issued for services - $0.43 per share	-	-	86,000	36,980	-	-	-	-	36,980
Reissuance of treasury stock for cash - $0.46 per share	-	-	-	(92,232)	-	550,000	350,500	-	258,268
Net loss	-	-	-	-	-	-	-	(7,815,703)	(7,815,703)
Balance - June 30, 2008	4,700,000	417,264	31,146,722	27,002,945	-	-	-	(28,697,280)	(1,277,071)

Common stock issued for cash
July through September 2008 - $0.38 per share	-	-	227,000	86,173	-	-	-	-	86,173
October through December 2008 - $0.27 per share	-	-	398,900	109,385	-	-	-	-	109,385
January through March 2009 - $0.27 per share	-	-	316,000	86,019	-	-	-	-	86,019
April through June 2009 - $0.50 per share	-	-	303,100	150,925	-	-	-	-	150,926
Common stock issued for compensation - $0.25 per share	-	-	505,000	126,250	-	-	-	-	126,250
Amortization of stock-based compensation	-	-	-	4,715,439	-	-	-	-	4,715,439
Common stock issued for services - $0.59 per share	-	-	50,000	29,500	-	-	-	-	29,500
Options exercised for settlement of related party borrowings - $0.40 per share	-	-	1,575,000	630,000	-	-	-	-	630,000
Common stock retired	-	-	(20,400)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(6,637,337)	(6,637,337)
Balance - June 30, 2009	4,700,000	$417,264	34,501,322	$32,936,636	$-	-	$-	$(35,334,617)	$(1,980,717)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2009	2008	June 30, 2009
Cash flows used in operating activities
Net loss	$(6,637,337)	$(7,815,703)	$(35,334,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,074	85,110	575,648
Stock based compensation	4,841,689	5,986,883	20,063,218
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
(Gain) / loss on disposal of equipment	-	(458)	17,484
Impairment of patents and abandonment of in-process rights to technology	-	22,972	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for services	19,667	36,981	120,247
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	(2,000)	320	(2,000)
(Increase) / decrease in alternate solar energy systems	(261,661)	(65,272)	(413,520)
Increase / (decrease) in customer deposits	954,000	90,000	1,757,250
Increase / (decrease) in accounts payable	81,723	48,987	417,136
Increase / (decrease) in related party payable	(42,999)	70,652	65,001
Increase / (decrease) in accrued liabilities	108,936	14,129	281,326
Net cash used in operating activities	(843,908)	(1,525,399)	(13,176,197)

Cash flows used in investing activities
Purchase of property and equipment	(23,358)	(116,898)	(754,536)
Purchase of rights to technology	-	(11,882)	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies - Note 6	-	-	44,220
Proceeds from sale of equipment	-	2,500	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(23,358)	(126,280)	(1,626,050)

Cash flows provided by financing activities
Proceeds from issuance of common stock	432,502	316,408	5,789,231
Proceeds from reissuance of treasury stock	-	258,268	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from net borrowings from related party	557,101	730,805	2,399,121
Payments on borrowings from related party	(173,744)	(99,537)	(273,281)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(45,485)	(5,217)	(213,101)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	770,374	1,200,727	14,849,784

Net change in cash	(96,892)	(450,952)	47,537
Cash at beginning of period	144,429	595,381	-
Cash at end of period	$47,537	$144,429	$47,537

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Continued)

	For the Years Ended
	June 30,
	2009	2008
Supplemental non-cash flow information
Acquisition of property and equipment with note payable	$74,965	$-
Settlement of borrowings from related party in exchange for exercise of options	$630,000	$800,000
Settlement of related party borrowings in exchange for patent rights	$86,977	$-
Stock issued for services and included in prepaids	$9,833	$-

Supplemental cash flow information
Cash payments for interest	$9,105	$4,920
Cash payments for income taxes	$100	$100

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - International Automated Systems, Inc. (the “Company” or “IAS”) was incorporated in the State of Utah on September 26, 1986. The Company’s activities to date have consisted of developing a business plan, raising capital through the issuance of debt and equity instruments, obtaining the rights to certain technology related to an automated self check-out system for retail stores, developing other electronic security and communication equipment and developing power generation equipment.

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations and continues to develop its planned principle operations.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2009, the Company had $47,537 of available cash and a working capital deficit of $2,854,268.  For the years ended June 30, 2009 and 2008, the Company had no revenue, no operating income, used net cash for operating activities of $843,908 and $1,525,399, respectively. As of June 30, 2009 the Company’s losses accumulated from inception totaled $35,334,617.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had no cash deposits that exceeded insured amounts for the years ended June 30, 2009 and 2008, respectively.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, payables, and notes payable.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Impairment - The Company records impairment losses on property and equipment and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Furthermore, the Company makes periodic assessments about each patent and the related technology to determine if it plans to continue to pursue the technology and if the patent has value.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2009 and 2008 was $88,425 and $78,865, respectively. The major classes of assets are as follows:

	June 30, 2009	June 30, 2008

Land	$216,025	$216,025
Computer equipment	59,956	49,089
Machinery and equipment	388,113	300,657
Trucks and autos	97,044	97,044
Mobile office	11,764	11,764
Total property and equipment	772,902	674,579
Less accumulated depreciation and amortization	(291,390)	(202,965)
Total property and equipment, net	$481,512	$471,614

Patents - Legal fees incurred in obtaining patents and franchises in the United States of America and other countries are capitalized. Costs to develop the technology are recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

At June 30, 2009 and 2008, the Company had capitalized patents subject to amortization of $75,201 and $80,850, net of $20,825 and $15,176 in accumulated amortization, respectively. Also at June 30, 2008, the Company had capitalized $86,977 of in-process patents that were not subject to amortization.  During the year ended June 30, 2009, the Company determined that the in-process patent’s rights should be transferred to the Company’s president and offset the $86,977 previously paid with the related party payable.

All patent costs were assessed for impairment and $0 and $22,972 was determined to be impaired during the years ended June 30, 2009 and 2008, respectively.  Amortization expense was $5,649 and $6,245 for the years ended June 30, 2009 and 2008, respectively.  Amortization expense is expected to be $5,649 per year for the next five years.

Alternate Solar Energy Systems - The Company’s principal product is its Alternative Solar Energy System (“System”).  Each individual system is designed to generate 250,000,000 British Thermal Units (“BTU’s”) per year.  The principal component of the system is the solar lenses in the collection platform.  The solar lenses are purchased from a third party.  The System also includes towers and pipelines, which are constructed by the Company.

Capitalized Costs - Similar to a multi-unit condominium project with both unit-specific and common area costs, the Company capitalizes all costs associated with constructing the System.  Costs are allocated equally to each unit (based on their common size) and will be recognized as cost of sales at the same rate revenue is recognized, as discussed below.  Capitalized System costs at June 30, 2009 include labor costs and materials for the Systems sold through June 30, 2009 and materials that will be used to produce additional Systems that will be sold in the future.

Customer Deposits and Revenue Recognition - The terms of sale of a System provides for an initial cash deposit of $9,000 at the date the agreement is signed and thirty annual payments of $700 (with no stated interest), totaling $21,000, commencing five years following the installation date.  As of June 30, 2009, the Company had entered into contracts and received deposits to build, install and maintain approximately 200 Systems.

Under the terms of sale, the Company warrants that the Systems will remain in good operating condition for a thirty-five year period commencing on the installation date and that it will be responsible for all material, equipment and labor costs incurred to complete such maintenance and repair work.  In addition, the Company warrants a production rate of 95% of the target production rate of 250,000,000 BTU’s per year for the first five years.  If the energy produced during the first five years is less than five times the warranted production rate, the purchaser may elect to terminate the agreement and will have no further obligation other than to return the System to the Company.  The initial cash deposit will not be returned.

The deposits received have been recorded as customer deposits and included as current liabilities in the financial statements since the Company has not verified the energy output and has not yet delivered electricity from the Systems to a third party as of June 30, 2009.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.  The Company will begin to recognize revenue once the Systems energy output has been verified (saleable energy is produced) and once it is able to estimate its costs associated with the warranty.

Stock Based Compensation – As of July 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123(R)”), which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected volatility and expected life. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 4).

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $12,884 and $8,700 for the years ended June 30, 2009 and 2008, respectively.

Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $704,889 and $760,798 for the fiscal years ended June 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted.  These statements will affect the Company for combinations after July 1, 2009.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for the Company beginning July 1, 2009, and is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the first quarter for fiscal year end 2010.

In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-4”).  This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-4 during first quarter 2010, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Staff Position during the first quarter 2010, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the year ended June 30, 2009 and have evaluated any subsequent events through October 13, 2009. The Company does not believe there are any material subsequent events which would require further disclosure as discussed in Note 14.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  SFAS 166 is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).   SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized.  The Company will adopt this new accounting standard for its financial statements for the quarterly period ending September 30, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents which would arise from the exercise of outstanding stock options, issuance of stock held in trust and conversion of Series B Preferred Shares into options to purchase shares of common stock, using the treasury stock method and the average market price per share during the period.

As a result of incurring a net loss for the years ended June 30, 2009 and 2008, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 95,900,000 and 97,475,000 shares of common stock at June 30, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation.  The Company had 4,344,818 and 5,589,818 shares of common stock held in trust at June 30, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at June 30, 2009 and 2008, which are not included in the basic earnings per share calculation.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense is $6,000 per month payable to the president and $6,200 per month payable to the third party.  The amount payable to the president for rent at June 30, 2009 and 2008 was $65,000 and $108,000, respectively, and is included in related party payables.

The Company received cash advances of $557,101 and $730,805 from its president during the years ended June 30, 2009 and 2008.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the year ended June 30, 2009, the Company settled $630,000 of the cash advances by issuing 1,575,000 shares of common stock to the president upon the exercise of warrants; paid $173,744 of the cash advances; and settled $86,977 of the cash advances through the transfer of in-process patent rights at cost. During the year ended June 30, 2008, the Company settled $800,000 of the cash advances by issuing 2,000,000 shares of common stock to the president upon the exercise of warrants; and paid $99,537 of the cash advances.  As of June 30, 2009 and 2008, the balance was $440,382 and $774,001, respectively.

During the year ended June 30, 2008, the Company issued 1,000,000 Series A Preferred Stock valued at $122,478 to the president as compensation for services rendered during the year.

During the year ended June 30, 2009 and 2008, the Company received deposits from officers totaling $0 and $81,000, respectively, for alternate solar energy systems. The deposits are included in customer deposits.

The Company's president and two of his sons, who are also officers of the Company, control approximately 82% of the voting rights of the Company. As a result, these three individuals control the Company’s business operations and policies and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

NOTE 4 – STOCK BASED COMPENSATION

Options and Warrants - The Company’s board of directors authorized the Company to enter into an agreement dated May 14, 2004 and amended October 13, 2004, with the Company’s president, in which the Company acquired patents, patents pending, designs and contracts related to certain technology developed by the president from the president.  The direct costs of developing and obtaining the acquired patents, patents pending, designs and contracts were paid and capitalized by the Company.  No additional value has been assigned to these patents as a result of them being acquired from the president.

As consideration, the Company authorized and issued warrants to purchase 100,000,000 shares of common stock to the president and agreed to pay the president royalties in the future equal to 10% of future sales proceeds from the technology.  The warrants, which were considered stock-based compensation for services to be rendered, had no intrinsic value on the grant date.  The fair value of the warrants was $37,136,781, calculated on the grant date using the Black-Scholes model. The following assumptions were used for this grant: Average risk-free interest rate of 4.79%; expected lives of 10 years; expected dividend yield of zero percent; and expected volatility of 138.76%. In accordance with SFAS 123(R), starting on July 1, 2006, the Company began recognizing stock-based compensation expense over the graded exercisability period of the options using the straight-line basis over the requisite service period for each separately exercisability portion of the award  as if the award was, in-substance, multiple awards.

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

The warrants have an exercise price of $0.40 per share and are exercisable beginning on the following dates:

January 1, 2005 -   5,000,000 shares
January 1, 2006 -   5,000,000 shares
January 1, 2007 -   5,000,000 shares
 January 1, 2008 - 10,000,000 shares
 January 1, 2009 - 10,000,000 shares
 January 1, 2010 - 65,000,000 shares

During the year ended June 30, 2008, the president exercised 2,000,000 of the warrants in exchange for satisfaction of a related party payable of $800,000.

During the year ended June 30, 2009, the president exercised 1,575,000 of the warrants in exchange for satisfaction of related party payable of $630,000.

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

The following table summarizes the stock option/warrant activity as of and for the years ended June 30, 2009 and 2008:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Life in	Intrinsic
	Options/Warrants	Prices	Years	Value

Outstanding at July 1, 2007	99,475,000	$0.44	27.2	$33,277,500
Exercised	(2,000,000)	0.40		70,000
Outstanding at June 30, 2008	97,475,000	0.44	26.1	33,277,500
Exercised	(1,575,000)	0.40		(236,250)
Outstanding at June 30, 2009	95,900,000	$0.44	25.1	$17,917,000

Exercisable at June 30, 2009	30,800,000	$0.53	24.3	$5,567,000

The following table summarizes information about the stock options/warrants as of June 30, 2009:

	Options/Warrants Outstanding				Options/Warrants Exercisable
		Wtd. Avg.				Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value	Shares	Life (years)	Price	Value

$3.00	1,600,000	1.15	$3.00	$-	1,500,000	1.15	$3.00	$-
$0.40	94,300,000	25.52	0.40	17,917,000	29,300,000	25.52	0.40	5,567,000
	95,900,000	25.11	$0.44	$17,917,000	30,800,000	24.33	$0.53	$5,567,000

The following table summarizes information about non-vested options/warrants as of and for the year ended June 30, 2009:

		Wtd. Avg.
		Grant Date
	Warrants/Options	Fair Value

Non-vested at June 30, 2008	75,200,000	$0.37
Vested during the year ended June 30, 2009	(10,100,000)	0.39
Non-vested at June 30, 2009	65,100,000	$0.37

The total fair values of options/warrants vested during each of the years ended June 30, 2009 and 2008 was $3,919,000.

Restricted Stock - During the year ended June 30, 2009, the Company granted 505,000 shares of restricted stock to employees, which vested immediately.   The grant date fair value of the restricted stock awards, which totaled $126,250, was based on the effective date of the restricted stock awards using the $0.25 closing market price of the Company’s common stock on the grant date, with the compensation expense being recognized immediately.

For the years ended June 30, 2009 and 2008, total stock-based compensation expense recognized was $4,841,689 and $5,986,883, respectively.  Stock-based compensation for the year ended June 30, 2009 includes the issuance of 505,000 shares of restricted common stock valued at $126,250.  Stock-based compensation for the year ended June 30, 2008 includes the issuance of Series A Preferred Shares to the president valued at $122,478.  As of June 30, 2009, there was approximately $2,173,590 of unrecognized compensation cost related to non-vested stock-based compensation awards granted. The compensation cost is expected to be recognized over a weighted average period of 0.38 years.

At March 31, 2008, the Company determined that approximately 6.5 million common shares reserved for issuance under the options/warrants were in excess of authorized shares on a fully diluted basis (the “Excess Options”).  In accordance with SFAS 123(R), the Company classified the fair value of $2,591,649, calculated using the Black-Scholes model, of these Excess Options as a liability at March 31, 2008.  The Company also recorded stock-based compensation expense of $194,227 because the new calculated fair value of the Excess Options exceeded the grant date fair value by $194,227. In June 2008, the Company’s Board of Directors amended the Company’s articles of incorporation authorizing 225,000,000 shares of common stock.  As a result of the additional shares being authorized, the classification of the Excess Options was changed from a liability to equity in accordance with SFAS 123(R).  The fair value of the Excess Options was recalculated on the date of the amendment of the articles of incorporation.  Since the recalculated fair value approximated the fair value calculated at March 31, 2008, the Company reclassified the liability to common stock at June 30, 2008 and recorded no additional stock-based compensation expense.

Reduction in related party payables received from the exercise of stock options/warrants during the years ended June 30, 2009 and 2008 was $630,000 and $800,000, respectively. No tax benefit was realized from the exercise of these options due to the Company’s current loss position.

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2009	June 30, 2008

Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $10,000; maturing on August 1, 2016; collateralized by a deed of trust covering the underlying real property	$57,387	$63,107
Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $9,397; maturing on July 15, 2016; collateralized by a deed of trust covering the underlying real property	51,168	56,638
Note payable to a company; 4.65% per annum; due in monthly installments of $4,000; maturing in May 2010	40,670	-
	149,225	119,745
Less current portion	(52,543)	(11,090)
Long-term debt	$96,682	$108,655

The scheduled maturities of the notes payable are as follows:

2010	$52,543
2011	12,704
2012	13,594
2013	14,545
2014	15,564
Thereafter	40,275
$149,225

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock – The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of ten common shares, and 1,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.

During the year ended June 30, 2008, the Company issued 1,000,000 Series A Preferred Stock entitled to the voting rights of 100 common shares, valued at $122,478, to the president as compensation during the year ended June 30, 2008. At June 30, 2009 and 2008, there were 4,400,000 Series A Preferred Stock issued and outstanding.

 Series B Preferred Stock – The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of ten common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At June 30, 2009 and 2008, there were 300,000, series B Preferred shares issued and outstanding.

NOTE 7 – COMMON STOCK

Common Stock Held in Escrow - The Company has shares of common stock held in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2009, 1,245,000 shares were sold for proceeds of $432,502 at prices ranging from $0.16 to $0.67 per share. During the year ended June 30, 2008, 1,116,100 shares were sold for proceeds of $529,676, including shares sold from treasury, at prices ranging from $0.34 to $.92 per share. The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2009 and 2008, there was a balance of 4,344,818 and 5,589,818 shares, respectively, in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

During the year ended June 30, 2008, the Company also issued 150,000 shares of common stock to an accredited investor in exchange for $45,000 in cash at $0.30 per share.

Common Stock Issued for Services – During the year ended June 30, 2009, the Company issued 50,000 shares of common stock valued at $29,500 or $0.59 per share in exchange for services performed.  At June 30, 2009, $9,833 was included in prepaid expenses and $19,667 was expensed since only a portion of the shares had been earned. During the year ended June 30, 2008, the Company issued 86,000 shares of common stock in exchange for services performed. The shares were valued at $36,980 or $0.43 per share.

Retirement of Common Stock – The Company retired 20,400 shares of common stock during the year ended June 30, 2009.

NOTE 8 – TREASURY STOCK

During the year ended June 30, 2008, 550,000 treasury shares were reissued for proceeds of $258,268.  The Company recorded the difference between the cost and proceeds of $92,232 as a reduction of common stock.

NOTE 9 – CUSTOMER DEPOSITS

During the years ended June 30, 2009 and 2008, the Company received customer deposits totaling $954,000 and $99,000, respectively, and refunded deposits totaling $0 and $9,000, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at June 30, 2009 and 2008 was $1,757,250 and $803,250, respectively.  The agreements provide that the Company will deliver, install and startup the alternate solar energy system prior to June 30, 2009.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy system, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

NOTE 10 – INCOME TAXES

Because of its net losses, the Company did not have a current or deferred provision for income taxes for the years ended June 30, 2009 and 2008. Significant components of the Company’s net deferred income tax assets using a combined federal and state tax rate of 37.3% as of June 30, 2009 and 2008 are as follows.

	June 30, 2009	June 30, 2008
Net operating loss carryforwards	$4,116,481	$3,425,078
Accrued wages	47,332	-
Depreciation and amortization	(21,990)	2,283
Total gross deferred income tax asset	4,141,823	3,427,361
Less valuation allowance	(4,141,823)	(3,427,361)
Net deferred income taxes	$-	$-

The net change in the valuation allowance for the years ended June 30, 2009 and 2008 was an increase of $714,462 and a decrease of $1,807,350, respectively.

SFAS No. 109 (“SFAS 109”) requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Because the Company has a history of operating losses, the Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  The Company has recorded a full valuation allowance as of June 30, 2009 and 2008.

At June 30, 2009, the Company had total tax net operating loss carryforwards of $11,036,142 that will expire in the years 2012 through 2029.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008

US Federal income tax benefit at statutory rate of 34%	$(2,256,695)	$(2,657,339)
Nondeductible expenses	1,761,265	2,316,909
State income tax benefit, net of federal expense	(219,032)	(257,918)
Change in valuation allowance	714,462	598,348
Total income tax provision	$-	$-

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48“), the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any material adjustments. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  The Company is subject to audit by the IRS and various states for the prior 3 years.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.  The Company recorded no interest and penalties for the years ended June 30, 2009 and 2008.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments to the Company. As of June 30, 2009, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

The Company has entered into several solar lease bonus fee contracts with many of the customers who made deposits on the alternate solar energy system discussed in Note 9.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company has agreed to pay many of the customers a referral fee of .009%, for each System purchased, on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.

Legal - During the years ended June 30, 2009 and 2008, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed by a defendant against the Company in June 2008, requesting an award for attorney fees and court costs, which could have exceeded $1,000,000. The Company filed a motion to dismiss in August 2008.  The Court issued a Memorandum Decision and Order denying the defendant’s motion for summary judgment and denying the motion for an award of attorney fees.  The Court made a limited award of $45,000 for reasonable attorney fees incurred by the defendant, which was paid by the Company in April 2009.

Employment Agreement - The Company has entered into an agreement with its president and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The president may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its president’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The president agreed to waive his salary from July 2000 to June 30, 2006.  The Company issued 1,000,000 Series A Preferred Stock, entitled to the voting rights of 100 common shares, valued at $122,478, to its president in lieu of cash compensation for services rendered during fiscal year 2008.  The Company accrued $125,000 for services rendered by its president during fiscal year 2009, which are included accrued liabilities at June 30, 2009.

NOTE 12 – LEASE OBLIGATIONS

In October 2006, the Company entered into a lease agreement for research and development space. The term of this lease is from November 1, 2006 to November 1, 2016.  The following summarizes future minimum lease payments under this lease at June 30, 2009:

2010	$7,500
2011	7,500
2012	7,500
2013	7,500
2014	7,500
Thereafter	17,500
$55,000

Total rent expense for this lease and the leases described in Note 3 for the years ended June 30, 2009 and 2008 was $169,870 and $152,551, respectively.

NOTE 13 – RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.  Alternate solar energy system was moved from current assets to non-current assets.

NOTE 14 – SUBSEQUENT EVENTS

In preparing the accompanying audited financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on October 13, 2009.