Form 10-Q
period 2009-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2009-11-13
CIK 820380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2009
Common Stock, no par value	38,846,140 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Unaudited Condensed Balance Sheets
As of September 30, 2009 (unaudited) and June 30, 2009 (audited)	1

Unaudited Condensed Statements of Operations
For the three months ended September 30, 2009 and 2008 and for the Period from September 26, 1986 (Date of Inception) through September 30, 2009	2

Unaudited Condensed Statements of Cash Flows
For the three months ended September 30, 2009 and 2008 and for the Period from September 26, 1986 (Date of Inception) through September 30, 2009	3

Notes to Unaudited Condensed Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4T: Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	9

Item 2: Unregistered Sales of Securities and Use of Proceeds	9

Item 3: Defaults Upon Senior Securities	9

Item 4: Submission of Matters to a Vote of Security Holders	9

Item 5: Other Information	9

Item 6: Exhibits	10

Signatures	10

-i-

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$366,351	$47,537
Prepaid expenses	2,000	11,833

Total Current Assets	368,351	59,370

Alternate solar energy systems	467,480	413,520
Property and Equipment, net of accumulated depreciation of $317,152 and $291,390, respectively	457,984	481,512
Patents, net of accumulated amortization of $22,237 and $20,825, respectively	73,789	75,201

TOTAL ASSETS	$1,367,604	$1,029,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$372,243	$417,136
Accrued liabilities	234,784	181,327
Related party payable - Note 8	623,343	505,382
Customer deposits - Note 9	2,297,250	1,757,250
Notes payable-current portion	53,384	52,543

Total Current Liabilities	3,581,004	2,913,638

Long-term notes payable	83,834	96,682

TOTAL LIABILITIES	3,664,838	3,010,320

Commitments and contingencies - Note 6

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 shares issued and outstanding	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 34,666,022 and 34,501,322 issued and outstanding,net of 4,180,118 and 4,344,818 shares held in escrow account, respectively - Note 7	34,100,543	32,936,636
Deficit accumulated during the development stage	(36,815,041)	(35,334,617)
Total Stockholders' Deficit	(2,297,234)	(1,980,717)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,367,604	$1,029,603

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2009	2008	September 30, 2009
REVENUES
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total Revenues	-	-	143,574

COST OF SALES
Cost of sales	-	-	81,927
Write down of carrying value of inventory	-	-	233,131
Total Costs of Sales	-	-	315,058

GROSS LOSS	-	-	(171,484)

OPERATING EXPENSES
General and administrative	1,363,831	1,634,614	29,592,766
Research and development	114,396	159,484	7,737,235
Impairment of patents	-	-	140,577
License fees	-	-	270,634
Loss (gain) on disposal of property and equipment	-	-	16,901
Total Operating Expenses	1,478,227	1,794,098	37,758,113

LOSS FROM OPERATIONS	(1,478,227)	(1,794,098)	(37,929,597)

OTHER INCOME (EXPENSES)
Loss on impairment of assets	-	-	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	59	36	26,548
Interest expense	(2,530)	(1,617)	(25,627)
Other income (expenses)	274	-	(31,002)
Total Other Income (Expenses)	(2,197)	(1,581)	(267,467)

LOSS BEFORE EXTRAORDINARY GAIN	(1,480,424)	(1,795,679)	(38,197,064)

Extraordinary gain on sale of patents	-	-	1,382,023

NET LOSS	$(1,480,424)	$(1,795,679)	$(36,815,041)

Net loss per common share
Basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding
Basic and diluted	34,567,801	31,218,029

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2009	2008	September 30, 2009
Cash flows from operating activities
Net loss	$(1,480,424)	$(1,795,679)	$(36,815,041)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	27,174	23,069	602,822
Stock based compensation	1,082,765	1,291,146	21,145,983
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	17,484
Impairment of patents and abandonment of in-process rights to technology	-	-	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for services	-	-	120,247
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	9,833	(2,000)	7,833
(Increase) / decrease in alternate solar energy systems	(53,960)	-	(467,480)
Increase / (decrease) in customer deposits	540,000	45,000	2,297,250
Increase / (decrease) in accounts payable	(44,893)	66,722	372,243
Increase / (decrease) in related party payable	-	18,000	65,001
Increase / (decrease) in accrued liabilities	53,457	20,803	334,783
Net cash provided by (used in) operating activities	133,952	(332,939)	(13,042,245)

Cash flows used in investing activities
Purchase of property and equipment	(2,234)	-	(756,770)
Purchase of rights to technology	-	(756)	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies - Note 6	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(2,234)	(756)	(1,628,284)

Cash flows provided by financing activities
Proceeds from issuance of common stock	81,142	86,173	5,870,373
Proceeds from reissuance of treasury stock	-	-	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from cash advances from related party	138,000	163,001	2,537,121
Payments on cash advances from related party	(20,039)	(12,693)	(293,320)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(12,007)	(11,190)	(225,108)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	187,096	225,291	15,036,880

Net change in cash	318,814	(108,404)	366,351
Cash at beginning of period	47,537	144,429	-
Cash at end of period	$366,351	$36,025	$366,351

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2009

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2009 Annual Report on Form 10-K.  The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2010.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2009 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2009 the Company had $366,351 of cash available and had a working capital deficit of $3,212,653. The Company had no revenue and no operating income for the three months ended September 30, 2009 and 2008. As of September 30, 2009 the Company’s losses accumulated from inception and cash used in operating activities totaled $36,815,041 and $13,042,245, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. The Company adopted ASC 105 effective for its financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on the Company’s financial statements but will alter the references to accounting literature within the financial statements.

In April 2009, the FASB issued guidance under ASC 825-10, Financial Instruments (FSP SFAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance is effective for interim periods ending after June 15, 2009. The Company adopted this guidance for the period ending September 30, 2009 and included the required disclosures in Note 10.

In April 2009, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures, (FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”).  This guidance provides guidelines in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in the previous standard SFAS 157, “Fair Value Measurements.”  This guidance is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for first fiscal quarter 2010.  This guidance did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued guidance under ASC 320, Investments – Debt and Equity Securities (FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This guidance provides clarity and consistency in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This guidance is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for first quarter 2010.  This guidance did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which was subsequently codified into ASC Topic 860.  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In June 2009, the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was subsequently codified into ASC Topic 810. Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value a liability should be determined.  This guidance is effective for the first reporting period after issuance.  The Company will adopt this guidance for its second fiscal quarter 2010.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

As a result of incurring a net loss for the three months ended September 30, 2009 and 2008, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 95,900,000 and 97,475,000 shares of common stock at September 30, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation.  The Company had 4,180,118 and 5,362,818 of stock held in trust at September 30, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at September 30, 2009 and 2008, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC’) Topic 718.  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the three months ended September 30, 2009 and 2008, total stock-based compensation expense recognized was $1,082,765 and $1,291,146, respectively and was included in general and administrative expenses.

During the three months ended September 30, 2009 and 2008, there were no stock options or warrants granted or exercised. 100,000 stock options vested during the three months ended September 30, 2009 and 2008.

As of September 30, 2009, there was $1,090,825 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted.  The compensation cost is expected to be recognized over a weighted average period of ..25 years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of September 30, 2009, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the land notes payable at September 30, 2009 was $96,548.  Both notes payable mature in fiscal year 2017.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $40,670 at September 30, 2009.  The note payable matures in October 2010.

Employment Agreement - The Company has entered into an agreement with its president and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The president may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its president’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The Company accrued $156,200 for services rendered by its president during fiscal year 2009 and the fiscal year-to-date 2010, which is included in accrued liabilities at September 30, 2009.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2009, 164,700 shares were sold for proceeds of $81,142 at prices ranging from $0.41 to $.62 per share.  During the three months ended September 30, 2008, 227,000 shares were sold for proceeds of $86,173 at prices ranging from $0.33 to $0.47 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At September 30, 2009, there was a balance of 4,180,118 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received cash advances of $138,000 and $163,001 from its president during the three months ended September 30, 2009 and 2008.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the three months ended September 30, 2009, the Company settled $20,039 of the cash advances by paying the president’s personal legal expenses.  During the three months ended September 30, 2008, the Company settled $12,693 of the cash advances by paying the president’s personal legal expenses. As of September 30, 2009 and 2008, the cash advance balance, included in related party payable, was $558,343 and $924,309, respectively.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the President and $6,200 per month to the third party.  The amount payable to the president for rent at September 30, 2009 and 2008 was $65,000 and $126,000, respectively, and is included in related party payable.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the three months ended September 30, 2009 and 2008, the Company received deposits from customer totaling $558,000 and $45,000, respectively, and refunded deposits totaling $18,000 and $0, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at September 30, 2009 was $2,297,250.  The agreements provide that the Company will deliver, install and startup the alternate solar energy system.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy system, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 13, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2009 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three months ended September 30, 2009 and 2008.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s principal use of cash has been to fund ongoing research and development activities and constructing the alternate solar energy systems.  To date, the Company has primarily financed its operations by the receipt of cash advances from its president, through the private placement of equity securities and receipt of customer deposits for the alternate solar energy system. The Company has no formal agreement as to any future loans or advances, but the Company does anticipate receiving additional advances from its president.

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2009, 164,700 shares were sold for proceeds of $81,142 at prices ranging from $0.41 to $.62 per share.  At September 30, 2009, there was a balance of 4,180,118 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing building of the alternate solar energy systems, product development, finance any marketing programs and establish any distribution networks.  The Company had $366,351 in cash as of September 30, 2009, representing a increase of $318,814 from June 30, 2009.  The increase relates to net cash provided from operations and financing of $133,952 and $187,096, respectively, offset by net cash used by investing activities of $2,234.

As of September 30, 2009, the Company had current assets of $368,351 and total assets of $1,367,604.  Current liabilities were $3,581,004 and total liabilities of $3,664,838. The ratio of current assets to current liabilities is approximately 0.10 to one. If the Company continues to need advances from its president or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

The Company's ability to continue its activities is dependent on it receiving funds either as customer deposits, advances or sale of equity. As noted previously, the Company’s president has provided funds, but there is no formal agreement between the Company and the president to continue providing funds in the future. If the Company had to seek funds from another source, there is no assurance that funds would be available at all or on terms acceptable to the Company.

PLAN OF OPERATION

The Company’s plan of operation for the next 12 months is to: (i) continue to build its alternate solar energy system and get the system operational to begin producing energy; (ii) market and sell the solar energy technology system once it is operational; and (iii) continue to develop marketable products for its technologies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

For the three months ended September 30, 2009 and 2008, the Company had no revenue and no cost of sales.  Operations during the three months ended September 30, 2009 and 2008, primarily pertained to research and development and other activities.  Research and development expenses decreased by $45,088 or 28% to $114,396 for the three months ended September 30, 2009 from $159,484 for the three months ended September 30, 2008.  The decrease is primarily due to purchasing less research and development materials for the solar thermal and bladeless turbine in addition to a decrease in research and development wages during 2009 as compared to 2008 with more effort expended on building the alternate solar energy systems.

General and administrative expenses decreased by $270,783 or 17% from $1,634,614 for the three months ended September 30, 2008 to $1,363,831 for the three months ended September 30, 2009.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2009 and a decrease in legal costs since the Company finalized the counterclaim filed against it in April 2009.

Net loss decreased by $315,255 from $1,795,679 for the three months ended September 30, 2008 to $1,480,424 for the three months ended September 30, 2009 due to the items noted above.  Net loss per common share was $0.04 and $0.06 for three months ended September 30, 2009 and 2008, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of September 30, 2009, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the land notes payable at September 30, 2009 was $96,548.  Both notes payable mature in fiscal year 2017.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $40,670 at September 30, 2009.  The note payable matures in October 2010.

Employment Agreement - The Company has entered into an agreement with its president and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The president may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its president’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The Company accrued $156,200 for services rendered by its president during fiscal year 2009 and the fiscal year-to-date 2010, which is included in accrued liabilities at September 30, 2009.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to one law suit that the company believes the result will have an immaterial effect on our operations, even if the Company does not prevail.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2009, 164,700 shares were sold for proceeds of $81,142 at prices ranging from $0.41 to $.62 per share. The proceeds were used to pay professional fees, operating expenses and accounts payable.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: November 13, 2009	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director

Date: November 13, 2009	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer