Form 10-Q
period 2009-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2010-02-16
CIK 820380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 31, 2010
Common Stock, no par value	39,846,140 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements

Unaudited Condensed Balance Sheets
As of December 31, 2009 (unaudited) and June 30, 2009 (audited)	1

Unaudited Condensed Statements of Operations
For the three and six months ended December 31, 2009 and 2008 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2009	2

Unaudited Condensed Statements of Cash Flows
For the six months ended December 31, 2009 and 2008 and for the Period from September 26, 1986 (Date of Inception) through December 31, 2009	3

Notes to Unaudited Condensed Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T: Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Securities and Use of Proceeds	10

Item 3: Defaults Upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits	10

Signatures	11

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$155,872	$47,537
Prepaid expenses	2,000	11,833

Total Current Assets	157,872	59,370

Alternate solar energy systems	511,215	413,520
Property and Equipment, net of accumulated depreciation of $336,950 and $291,390, respectively	451,889	481,512
Patents, net of accumulated amortization of $23,649 and $20,825, respectively	72,377	75,201

TOTAL ASSETS	$1,193,353	$1,029,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$118,021	$417,136
Accrued liabilities	239,285	181,327
Related party payable - Note 8	721,995	505,382
Customer deposits - Note 9	2,360,250	1,757,250
Notes payable-current portion	50,487	52,543

Total Current Liabilities	3,490,038	2,913,638

Long-term notes payable	83,834	96,682

TOTAL LIABILITIES	3,573,872	3,010,320

Commitments and contingencies - Note 6

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 shares issued and outstanding	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 34,984,422 and 34,501,322 issued and outstanding, net of 3,861,718 and 4,344,818 shares held in escrow account, respectively - Note 7	35,297,961	32,936,636
Deficit accumulated during the development stage	(38,095,744)	(35,334,617)
Total Stockholders' Deficit	(2,380,519)	(1,980,717)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,193,353	$1,029,603

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Six Months Ended		(September 26,
	December 31,		December 31,		1986) Through
	2009	2008	2009	2008	December 31, 2009
Revenues
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total revenues	-	-	-	-	143,574

Costs of sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventory	-	-	-	-	233,131
Total costs of sales	-	-	-	-	315,058

Gross loss	-	-	-	-	(171,484)

Operating expenses
General and administrative	1,177,066	1,641,929	2,540,897	3,276,543	30,769,832
Research and development	101,975	197,364	216,371	356,848	7,839,210
Impairment of patents	-	-	-	-	140,577
License fees	-	-	-	-	270,634
Loss (gain) on disposal of property and equipment	-	-	-	-	16,901
Total operating expenses	1,279,041	1,839,293	2,757,268	3,633,391	39,037,154

Loss from operations	(1,279,041)	(1,839,293)	(2,757,268)	(3,633,391)	(39,208,638)

Other income (expenses)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	38	59	74	26,548
Interest expense	(2,078)	(2,348)	(4,608)	(3,965)	(27,705)
Other income (expenses)	416	480	690	480	(30,586)
Total other income (expenses)	(1,662)	(1,830)	(3,859)	(3,411)	(269,129)

Loss before extraordinary gain	(1,280,703)	(1,841,123)	(2,761,127)	(3,636,802)	(39,477,767)

Extraordinary gain on sale of patents	-	-	-	-	1,382,023

Net loss	$(1,280,703)	$(1,841,123)	$(2,761,127)	$(3,636,802)	$(38,095,744)

Net loss per common share
Basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.12)

Weighted average common shares outstanding
Basic and diluted	34,802,711	31,605,767	34,685,256	31,411,898

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Six Months Ended		(September 26,
	December 31,		1986) Through
	2009	2008	December 31, 2009
Cash flows from operating activities
Net loss	$(2,761,127)	$(3,636,802)	$(38,095,744)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	48,384	44,114	624,032
Stock-based compensation	2,161,861	2,578,178	22,225,079
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	17,484
Impairment of patents and abandonment of in-process rights to technology	-	-	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for services	9,833	-	130,080
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	-	(2,000)	(2,000)
(Increase) / decrease in alternate solar energy systems	(97,695)	(68,228)	(511,215)
Increase / (decrease) in customer deposits	603,000	765,000	2,360,250
Increase / (decrease) in accounts payable	(299,115)	107,746	118,021
Increase / (decrease) in related party payable	(5,000)	21,999	60,001
Increase / (decrease) in accrued liabilities	57,958	205,453	339,284
Net cash provided by (used in) operating activities	(281,901)	15,460	(13,458,098)

Cash flows used in investing activities
Purchase of property and equipment	(15,937)	-	(770,473)
Purchase of rights to technology	-	(3,683)	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies - Note 6	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(15,937)	(3,683)	(1,641,987)

Cash flows provided by financing activities
Proceeds from issuance of common stock	199,464	195,558	5,988,695
Proceeds from reissuance of treasury stock	-	-	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from cash advances from related party	278,000	353,002	2,677,121
Payments on cash advances from related party	(56,387)	(68,291)	(329,668)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(14,904)	(11,190)	(228,005)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	406,173	469,079	15,255,957

Net change in cash	108,335	480,856	155,872
Cash at beginning of period	47,537	144,429	-
Cash at end of period	$155,872	$625,285	$155,872

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2009

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2009 Annual Report on Form 10-K.  The results of operations for the six months ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2010.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2009 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2009 the Company had $155,872 of cash available and had a working capital deficit of $3,332,166. The Company had no revenue and no operating income for the six months ended December 31, 2009 and 2008. As of December 31, 2009 the Company’s losses accumulated from inception and cash used in operating activities totaled $38,095,744 and $13,458,098, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

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

In April 2009, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures, (FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”).  This guidance provides guidelines in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in the previous standard SFAS 157, “Fair Value Measurements.”  This guidance is effective for interim periods ending after June 15, 2009, and the Company adopted the guidance for the period ending September 30, 2009.  This guidance did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued guidance under ASC 320, Investments – Debt and Equity Securities (FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This guidance provides clarity and consistency in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This guidance is effective for interim periods ending after June 15, 2009, and the Company adopted its provisions for first quarter 2010.  This guidance did not have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value a liability should be determined.  This guidance is effective for the first reporting period after issuance.  The Company adopted this guidance for its second fiscal quarter 2010. This guidance did not have a significant impact on the Company’s financial statements.

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

In October, 2009, the FASB issued ASC Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASC Update 2009-13”). This guidance provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available.  The guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, the guidance expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements.  ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

In October, 2009, the FASB issued ASC Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASC Update 2009-14”).  This guidance amends existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. ASC Update 2009-14 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption of this guidance to have material impact on its financial statements.

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

As a result of incurring a net loss for the three and six months ended December 31, 2009 and 2008, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 95,900,000 and 97,475,000 shares of common stock at December 31, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation.  The Company had 3,861,718 and 4,963,918 shares of stock held in trust at December 31, 2009 and 2008, respectively, which are not included in the basic earnings per share calculation because they would be anti-dilutive.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at December 31, 2009 and 2008, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC’) Topic 718.  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the six months ended December 31, 2009 and 2008, total stock-based compensation expense recognized was $2,161,861 and $2,578,178, respectively.  For the three months ended December 31, 2009 and 2008, total stock-based compensation expense recognized was $1,079,096 and $1,287,032, respectively.  Stock-based compensation was included in general and administrative expenses.

During the six months ended December 31, 2009 and 2008, there were no stock options or warrants granted or exercised. 100,000 stock options vested during the six months ended December 31, 2009 and 2008.

As of December 31, 2009, there was $11,729 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted.  The compensation cost is expected to be recognized over a weighted average period of ..25 years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2009, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

The Company has entered into several solar lease bonus fee contracts with many of the customers who made deposits on the alternate solar energy system discussed in Note 9.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company has agreed to pay many of the customers a referral fee of .009% each on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the land notes payable at December 31, 2009 was $96,548.  Both notes payable mature in fiscal year 2017.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $37,773 at December 31, 2009.  The note payable matures in October 2010.

Employment Agreement - The Company has entered into an agreement with its president and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The president may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its president’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The Company accrued $187,500 for services rendered by its president during fiscal year 2009 and the fiscal year-to-date 2010, which is included in accrued liabilities at December 31, 2009.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2009, 483,100 shares were sold for proceeds of $199,464 at prices ranging from $0.31 to $.62 per share.  During the six months ended December 31, 2008, 625,900 shares were sold for proceeds of $195,558 at prices ranging from $0.16 to $0.47 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At December 31, 2009, there was a balance of 3,861,718 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received cash advances of $278,000 and $353,002 from its president during the six months ended December 31, 2009 and 2008.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the six months ended December 31, 2009, the Company settled $56,387 of the cash advances by paying the president’s personal expenses.  During the six months ended December 31, 2008, the Company settled $68,291 of the cash advances by paying the president’s personal expenses. As of December 31, 2009 and 2008, the cash advance balance, included in related party payable, was $661,995 and $1,058,711, respectively.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the President and $6,200 per month to the third party.  The amount payable to the president for rent at December 31, 2009 and 2008 was $60,000 and $130,000, respectively, and is included in related party payable.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the six months ended December 31, 2009 and 2008, the Company received deposits from customer totaling $621,000 and $765,000, respectively, and refunded deposits totaling $18,000 and $0, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at December 31, 2009 was $2,360,250.  The agreements provide that the Company will deliver, install and startup the alternate solar energy system.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy system, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

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

NOTE 11 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 16, 2010.  The Company’s President exercised 1,000,000 of his warrants with an exercise price of $0.40 on January 13, 2010 in exchange for settlement of $400,000 of the cash advances discussed in Note 8.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2009 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and six months ended December 31, 2009 and 2008.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company has shares of common stock in escrow accounts.  Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2009, 483,100 shares were sold for proceeds of $199,464 at prices ranging from $0.31 to $.62 per share.  At December 31, 2009, there was a balance of 3,861,718 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing building of the alternate solar energy systems, product development, finance any marketing programs and establish any distribution networks.  The Company had $155,872 in cash as of December 31, 2009, representing a increase of $108,335 from June 30, 2009.  The increase relates to net cash provided from financing of $406,173, respectively, offset by net cash used in operating and investing activities of $281,901 and $15,937, respectively.

As of December 31, 2009, the Company had current assets of $157,872 and total assets of $1,193,353.  Current liabilities were $3,490,038 and total liabilities of $3,573,872. The ratio of current assets to current liabilities is approximately 0.05 to one.  If the Company continues to need advances from its president or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

For the three months ended December 31, 2009 and 2008, the Company had no revenue and no cost of sales.  Operations during the three months ended December 31, 2009 and 2008, primarily pertained to research and development and other activities.  Research and development expenses decreased by $95,389 or 48% to $101,975 for the three months ended December 31, 2009 from $197,364 for the three months ended December 31, 2008.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine in addition to a decrease in research and development wages during 2009 as compared to 2008 with more effort expended on building the alternate solar energy systems.

General and administrative expenses decreased by $464,863 or 28% from $1,641,929 for the three months ended December 31, 2008 to $1,177,066 for the three months ended December 31, 2009.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2009 and a decrease in legal costs since the Company finalized the counterclaim filed against it in April 2009.

Net loss decreased by $560,420 from $1,841,123 for the three months ended December 31, 2008 to $1,280,703 for the three months ended December 31, 2009 due to the items noted above.  Net loss per common share was $0.04 and $0.06 for three months ended December 31, 2009 and 2008, respectively.

Six Months Ended December 31, 2009 compared to the Six Months Ended December 31, 2008

For the six months ended December 31, 2009 and 2008, the Company had no revenue and no cost of sales.  Operations during the six months ended December 31, 2009 and 2008, primarily pertained to research and development and other activities.  Research and development expenses decreased by $140,477 or 39% to $216,371 for the six months ended December 31, 2009 from $356,848 for the six months ended December 31, 2008.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine in addition to a decrease in research and development wages during 2009 as compared to 2008 since more effort was expended on building the alternate solar energy systems.

General and administrative expenses decreased by $735,646 or 22% from $3,276,543 for the six months ended December 31, 2008 to $2,540,897 for the six months ended December 31, 2009.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2009 and a decrease in legal costs since the Company finalized the counterclaim filed against it in April 2009.

Net loss decreased by $875,675 from $3,636,802 for the six months ended December 31, 2008 to $2,761,127 for the six months ended December 31, 2009 due to the items noted above.  Net loss per common share was $0.08 and $0.12 for the six months ended December 31, 2009 and 2008, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2009, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

The Company has entered into several solar lease bonus fee contracts with many of the customers who made deposits on the alternate solar energy system discussed in Note 9.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company has agreed to pay many of the customers a referral fee of .009% each on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the land notes payable at December 31, 2009 was $96,548.  Both notes payable mature in fiscal year 2017.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $37,773 at December 31, 2009.  The note payable matures in October 2010.

Employment Agreement - The Company has entered into an agreement with its president and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The president may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its president’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The Company accrued $187,500 for services rendered by its president during fiscal year 2009 and the fiscal year-to-date 2010, which is included in accrued liabilities at December 31, 2009.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to one lawsuit that it believes  will have an immaterial effect on our operations, even if the Company does not prevail.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended December 31, 2009, 318,400 shares were sold for proceeds of $118,321 at prices ranging from $0.31 to $.43 per share. The proceeds were used to pay professional fees, operating expenses and accounts payable.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: February 16, 2010	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director

Date: February 16, 2010	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer