Form 10-Q
period 2010-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2010-05-14
CIK 820380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 11, 2010
Common Stock, no par value	40,255,100 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

	Unaudited Condensed Balance Sheets
	As of March 31, 2010 (unaudited) and June 30, 2009 (audited)	1

	Unaudited Condensed Statements of Operations
	For the three and nine months ended March 31, 2010 and 2009 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2010	2

	Unaudited Condensed Statements of Cash Flow
	For the nine months ended March 31, 2010 and 2009 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2010	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T:	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	10

Item 2:	Unregistered Sales of Securities and Use of Proceeds	10

Item 3:	Defaults Upon Senior Securities	10

Item 4:	Submission of Matters to a Vote of Security Holders	10

Item 5:	Other Information	10

Item 6:	Exhibits	10

Signatures		11

-i-

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,015	$47,537
Prepaid expenses	2,000	11,833

Total Current Assets	50,015	59,370

Alternate solar energy systems	541,882	413,520
Property and Equipment, net of accumulated depreciation of $357,088
and $291,390, respectively	432,666	481,512
Patents, net of accumulated amortization of $25,061 and $20,825, respectively	70,965	75,201

TOTAL ASSETS	$1,095,528	$1,029,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$70,481	$417,136
Accrued liabilities	298,986	181,327
Related party payable - Note 8	399,235	505,382
Customer deposits - Note 9	2,360,250	1,757,250
Notes payable-current portion	38,881	52,543

Total Current Liabilities	3,167,833	2,913,638

Long-term notes payable	83,834	96,682

TOTAL LIABILITIES	3,251,667	3,010,320

Commitments and contingencies - Note 6

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized,
4,400,000 shares issued and outstanding	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares
authorized, 36,630,482 and 34,501,322 issued and outstanding, net of 3,624,618 and 4,344,818 shares held in escrow
account, respectively - Note 7	35,927,111	32,936,636
Deficit accumulated during the development stage	(38,500,514)	(35,334,617)
Total Stockholders' Deficit	(2,156,139)	(1,980,717)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,095,528	$1,029,603

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Nine Months Ended		(September 26,
	March 31,		March 31,		1986) Through
	2010	2009	2010	2009	March 31, 2010
Revenues
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total revenues	-	-	-	-	143,574

Costs of sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value of inventory	-	-	-	-	233,131
Total costs of sales	-	-	-	-	315,058

Gross loss	-	-	-	-	(171,484)

Operating expenses
General and administrative	284,128	1,374,698	2,825,025	4,651,241	31,053,960
Research and development	118,297	189,371	334,668	546,219	7,957,507
Impairment of patents	-	-	-	-	140,577
License fees	-	-	-	-	270,634
Loss (gain) on disposal of property and equipment	-	-	-	-	16,901
Total operating expenses	402,425	1,564,069	3,159,693	5,197,460	39,439,579

Loss from operations	(402,425)	(1,564,069)	(3,159,693)	(5,197,460)	(39,611,063)

Other income (expenses)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	32	-	91	74	26,580
Interest expense	(2,084)	(1,756)	(6,692)	(5,721)	(29,789)
Other income (expenses)	(293)	(223)	397	257	(30,879)
Total other income (expenses)	(2,345)	(1,979)	(6,204)	(5,390)	(271,474)

Loss before extraordinary gain	(404,770)	(1,566,048)	(3,165,897)	(5,202,850)	(39,882,537)

Extraordinary gain on sale of patents	-	-	-	-	1,382,023

Net loss	$(404,770)	$(1,566,048)	$(3,165,897)	$(5,202,850)	$(38,500,514)

Net loss per common share
Basic and diluted	$(0.01)	$(0.05)	$(0.09)	$(0.16)

Weighted average common shares outstanding
Basic and diluted	36,123,465	33,760,989	35,157,660	32,183,497

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Nine Months Ended		(September 26,
	March 31,		1986) Through
	2010	2009	March 31, 2010
Cash flows from operating activities
Net loss	$(3,165,897)	$(5,202,850)	$(38,500,514)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	69,933	68,016	645,581
Stock-based compensation	2,286,923	3,768,260	22,350,141
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	17,484
Impairment of patents and abandonment of in-process
rights to technology	-	-	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock issued for services	9,833	-	130,080
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	-	(2,000)	(2,000)
(Increase) / decrease in alternate solar energy systems	(128,362)	(193,514)	(541,882)
Increase / (decrease) in customer deposits	603,000	837,000	2,360,250
Increase / (decrease) in accounts payable	(346,655)	110,650	70,481
Increase / (decrease) in related party payable	(8,001)	(8,000)	57,000
Increase / (decrease) in accrued liabilities	117,659	128,487	398,985
Net cash provided by (used in) operating activities	(561,567)	(493,951)	(13,737,764)
Cash flows used in investing activities
Purchase of property and equipment	(16,851)	(13,800)	(771,387)
Purchase of rights to technology	-	(12,957)	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies - Note 6	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(16,851)	(26,757)	(1,642,901)
Cash flows provided by financing activities
Proceeds from issuance of common stock	303,552	281,577	6,092,783
Proceeds from reissuance of treasury stock	-	-	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from cash advances from related party	373,082	385,101	2,772,203
Payments on cash advances from related party	(71,228)	(97,237)	(344,509)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(26,510)	(15,190)	(239,611)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	578,896	554,251	15,428,680
Net change in cash	478	33,543	48,015
Cash at beginning of period	47,537	144,429	-
Cash at end of period	$48,015	$177,972	$48,015

Supplemental non-cash flow information
Acquisition of property and equipment with note payable	$-	$74,965
Settlement of borrowings from related party in exchange
for exercise of options	$400,000	$630,000

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2010

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2009 Annual Report on Form 10-K.  The results of operations for the nine months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2010.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2009 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2010 the Company had $48,015 of cash available and had a working capital deficit of $3,117,818. The Company had no revenue and no operating income for the nine months ended March 31, 2010 and 2009. As of March 31, 2010 the Company’s losses accumulated from inception and cash used in operating activities totaled $38,500,514 and $13,737,764, respectively. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

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

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value of a liability should be determined.  This guidance is effective for the first reporting period after issuance.  The Company adopted this guidance for its second fiscal quarter 2010. This guidance did not have a significant impact on the Company’s financial statements.

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

NOTE 4 – BASIC AND DILUTED NET LOSS PER COMMON SHARE
The basic earnings per common share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents which would arise from the exercise of outstanding stock options, issuance of stock held in trust and conversion of Series B Preferred Shares into options, using the treasury stock method.

As a result of incurring a net loss for the three and nine months ended March 31, 2010 and 2009, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 94,900,000 and 95,900,000 shares of common stock at March 31, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation.  The Company had 3,624,618 and 4,647,918 shares of stock held in trust at March 31, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation because they would be anti-dilutive.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at March 31, 2010 and 2009, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC’) Topic 718.  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the nine months ended March 31, 2010 and 2009, total stock-based compensation expense recognized was $2,286,923 and $3,768,260, respectively.  For the three months ended March 31, 2010 and 2009, total stock-based compensation expense recognized was $125,062, and $1,190,082, respectively.  Stock-based compensation was included in general and administrative expenses.

During the nine months ended March 31, 2010 and 2009, the Company granted 300,000 and 505,000 shares of restricted stock, respectively, to employees, which vested immediately.   The grant date fair value of the restricted stock awards was estimated using the closing market price of the Company’s common stock on the grant date, with the compensation expense being recognized immediately.  The stock based compensation recognized during the nine months ended March 31, 2010 and 2009 for the grants of restricted shares was $105,000 and $126,250, respectively, as included in the stock-based compensation expenses mentioned in the above paragraph.  The weighted average grant date fair value of restricted stock awards granted during the nine months March 31, 2010 and 2009 was $0.35 and $0.25, respectively.

During the nine months ended March 31, 2010, no stock options or warrants were granted and 1,000,000 stock options or warrants were exercised.  During the nine months ended March 31, 2010, 65,100,000 stock options vested.

As of March 31, 2010, there was no unrecognized compensation cost related to non-vested stock-based compensation awards.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2010, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the land notes payable at March 31, 2010 was $96,548.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $26,167 at March 31, 2010.  The note payable matures in October 2010.

Employment Agreement - The Company has entered into an agreement with its President and CEO for a period of ten years starting in July 2000. Per the agreement, the President is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The President may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its President’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The Company accrued $218,750 for services rendered by its President during fiscal year 2009 and the fiscal year-to-date 2010, which is included in accrued liabilities at March 31, 2010.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2010, 720,200 shares were sold for proceeds of $278,551 at prices ranging from $0.24 to $.62 per share.  The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At March 31, 2010, there was a balance of 3,624,618 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

In March 2010, the Company sold 108,960 shares of restricted common stock to employees for proceeds of $25,000 at a price of $0.23.

Common Stock Issued for Settlement of Related Party Borrowings - As described in Note 8, during the nine months ended March 31, 2010, the Company issued 1,000,000 shares of common stock upon the exercise of options by its President at $0.40 per share for settlement of cash advances.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received cash advances of $373,082 and $385,101 from its President during the nine months ended March 31, 2010 and 2009, respectively.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the nine months ended March 31, 2010, the Company settled $71,228 of the cash advances by paying the President’s personal expenses.  During the nine months ended March 31, 2009, the Company settled $97,237 of the cash advances by paying the President’s personal expenses.  During the nine months ended March 31, 2010, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock to it President upon the exercise of options at $0.40 per share.  During the nine months ended March 31, 2009, the Company settled $630,000 of the related party payable by issuing 1,575,000 shares of common stock to it President upon the exercise of options at $0.40 per share. As of March 31, 2010 and June 30, 2009, the cash advance balances, included in related party payables, was $342,235 and $440,382, respectively.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from its President and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the President and $6,200 per month to the third party.  The amount payable to the President for rent at March 31, 2010 and June 30, 2009 was $57,000 and $65,000, respectively, and is included in related party payables.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the nine months ended March 31, 2010 and 2009, the Company received deposits from customers totaling $621,000 and $837,000, respectively, and refunded deposits totaling $18,000 and $0, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at March 31, 2010 was $2,360,250.  The agreements provide that the Company will deliver, install and startup the alternate solar energy system.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy system, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, payables and notes payable.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2009 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and nine months ended March 31, 2010 and 2009.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company has shares of common stock in escrow accounts.  Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2010, 720,200 shares were sold for proceeds of $278,551 at prices ranging from $0.24 to $.62 per share.  At March 31, 2010, there was a balance of 3,624,618 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing building of the alternate solar energy systems, product development, finance any marketing programs and establish any distribution networks.  The Company had $48,015 in cash as of March 31, 2010, representing an increase of $478 from June 30, 2009.  The increase relates to net cash provided from financing of $578,896, respectively, offset by net cash used in operating and investing activities of $561,567 and $16,851, respectively.

As of March 31, 2010, the Company had current assets of $50,015 and total assets of $1,095,528.  Current liabilities were $3,167,833 and total liabilities of $3,251,667. The ratio of current assets to current liabilities is approximately 0.02 to one.  If the Company continues to need advances from its President or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

The Company's ability to continue its activities is dependent on receiving funds either as customer deposits, advances or sale of equity. As noted previously, the Company’s President has provided funds, but there is no formal agreement between the Company and the President to continue providing funds in the future. If the Company had to seek funds from another source, there is no assurance that funds would be available at all or on terms acceptable to the Company.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

For the three months ended March 31, 2010 and 2009, the Company had no revenue and no cost of sales.  Operations during the three months ended March 31, 2010 and 2009, primarily pertained to research and development and other activities.  Research and development expenses decreased by $71,074 or 38% to $118,297 for the three months ended March 31, 2010 from $189,371 for the three months ended March 31, 2009.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine in addition to a decrease in research and development wages during 2010 as compared to 2009 with more effort expended on building the alternate solar energy systems.

General and administrative expenses decreased by $1,090,570 or 79% from $1,374,698 for the three months ended March 31, 2009 to $284,128 for the three months ended March 31, 2010.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation, since many options fully vested in fiscal year 2009, and a decrease in legal costs since the Company finalized the counterclaim filed against it in April 2009.

Net loss decreased by $1,161,278 from $1,566,048 for the three months ended March 31, 2009 to $404,770 for the three months ended March 31, 2010 due to the items noted above.  Net loss per common share was $0.01 and $0.05 for three months ended March 31, 2010 and 2009, respectively.

Nine Months Ended March 31, 2010 compared to the Nine Months Ended March 31, 2009

For the nine months ended March 31, 2010 and 2009, the Company had no revenue and no cost of sales.  Operations during the nine months ended March 31, 2010 and 2009, primarily pertained to research and development and other activities.  Research and development expenses decreased by $211,551 or 39% to $334,668 for the nine months ended March 31, 2010 from $546,219 for the nine months ended March 31, 2009.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine in addition to a decrease in research and development wages during 2010 as compared to 2009 since more effort was expended on building the alternate solar energy systems.

General and administrative expenses decreased by $1,826,216 or 39% from $4,651,241 for the nine months ended March 31, 2009 to $2,825,025 for the nine months ended March 31, 2010.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since many options fully vested in fiscal year 2009 and a decrease in legal costs since the Company finalized the counterclaim filed against it in April 2009.

Net loss decreased by $2,036,953 from $5,202,850 for the nine months ended March 31, 2009 to $3,165,987 for the nine months ended March 31, 2010 due to the items noted above.  Net loss per common share was $0.09 and $0.16 for the nine months ended March 31, 2010 and 2009, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2010, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

The Company has entered into several solar lease bonus fee contracts with many of the customers who made deposits on the alternate solar energy system.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company has agreed to pay many of the customers a referral fee of .009% each on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The total amount owed for the land notes payable at March 31, 2010 was $96,548.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $26,167 at March 31, 2010.  The note payable matures in October 2010.

Employment Agreement - The Company has entered into an agreement with its President and CEO for a period of ten years starting in July 2000. Per the agreement, the President is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The President may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its President’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The Company accrued $218,750 for services rendered by its President during fiscal year 2009 and the fiscal year-to-date 2010, which is included in accrued liabilities at March 31, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended March 31, 2010, 237,100 shares from the escrow accounts were sold for proceeds of $79,088 at prices ranging from $0.24 to $0.40 per share.   During the three months ended March 31, 2010, 108,961 shares of restricted common stock were sold to employees for $0.23 and 300,000 shares of restricted stock were granted to employees as stock-based compensation. The proceeds were used to pay professional fees, operating expenses and accounts payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: May 14, 2010	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director

Date: May 14, 2010	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer