Form 10-K
period 2010-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2010-10-13
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010.
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

State the registrant's net revenue for its most recent fiscal year:    $0.00. The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2010, was approximately $10,567,900

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2010, there were 42,075,271 outstanding shares of registrant's Common stock, no par value per share.

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

The Company has an Alternate Solar Energy Thermal System (“System”) which can be used in conjunction with the Company’s bladeless turbine to generate power. The system tracks the sun as it concentrates the solar energy onto a receiver and this energy is captured and used to propel the bladeless turbine. A typical System will use multiple concentrators to supply a single turbine.

The Company has developed an automated self-service check-out system and management software. This system allows retail customers to ring up their purchases without a cashier or clerk.  The system is primarily designed for grocery stores, but may be applicable in other retail establishments.

The Company has an Automated Fingerprint Identification Machine ("AFIM") which has the capability of verifying the identity of individuals. Potential AFIM applications include products for employee time-keeping and security, access control, and check, debit or credit card verification. The Registrant purports that its identity verification system has a variety of uses and applications for both commercial and governmental users. The Company also purports that it has developed technology that transmits information and data using different wave patterns, configurations and timing in the electromagnetic spectrum.  The Company refers to this technology as digital wave modulation ("DWM").  The Company believes that if the technology is implemented and applied commercially, the technology has the capability to significantly increase the amount of information which can be transmitted.  The Company is continuing the development of this technology and the commercial feasibility of the technology has not been demonstrated. The Company believes it has many competitors in the communications, information data transfer and data storage industries which have greater capital resources, more experienced personnel and technology which is more established and accepted in the market place.

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

There are risks that no commercially viable products will be developed from the technologies and any products developed may not be accepted or successful in the marketplace.  In addition, the Company may not have sufficient funds to develop, manufacture and market any products.

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

The Company has a model of a System which can be used to produce steam to drive the Company’s bladeless turbine. The Company believes that the possible advantage over other similar systems is the Systems ability to be mass produced, thus reducing its overall cost as compared to other systems. The Company has developed proprietary structural and lens designs in preparation for mass production of the System.

Automated Self-Service Check-Out System.

In 1988 a patent was granted for the automated self-service check-out system (hereinafter referred to as the "Self-Check System").  In retail operations, the Self-Check System allows customers to check-out the items selected for purchase.

Description of the Self-Check System.

The Self-Check System is an automated check-out system for customers of retail establishments and provides for self-service check-out lines, stations or lanes.  The Self-Check System has a scanner to read the bar codes of items purchased and a scale to weigh the items scanned and placed in the receiving basket.  As each item is scanned by the bar code reader, the scale verifies the accuracy of the item scanned and placed in the basket by comparing the weight of the item scanned with the weight change recorded in the receiving basket. If the weights differ or if other problems arise, a clerk is summoned to assist the customer and resolve any problem.

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

Operation of Self-Check System

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

The Self-Check System uses proprietary software developed by the Company.  The Self-Check System also offers a hand-held unit to be used for price verification and taking physical inventory counts.  The hand-held unit reads the bar codes and verifies the price in the database.  This hand-held unit also is used to take physical counts for inventory control.  The System may also include a check-in station at the loading dock. Items delivered are checked and the prices verified against purchase orders allowing greater control. Price verification can be done using the hand-held unit while the products are on the shelf.

For the Self-Check System to operate efficiently at least 95% of the items offered for sale must have bar codes.  In the past few years virtually all packaged goods have bar codes.  Items purchased across the counter, such as bakery, meat and deli products usually have no bar code.  Grocery stores or other retail operations using the Self-Check System may have to install scales and labelers to place barcodes on items with no bar code.  As an option the Company offers scales and labelers for produce and delicatessen items which interface with the Self-Check System. Management believes that the Self-Check System may help reduce theft.  For instance, one clerk cannot check-out another clerk's or friend's purchases using incorrect and understated prices. A portion of the theft in supermarkets is attributable to employees doing what is called "sweet- hearting" by checking-out the purchases of other employees or friends at reduced prices.

Another market being tested is automatic ordering and payment for use in restaurants and fast-food establishments. Where the customer would use a touch screen, connected to a computer, to place an order, pay for the order with cash, check, credit, or debit card using the Company's technologies including AFIM and then have the order automatically sent to the cook for preparation.

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

Future Funding

Because the Company is a development stage company and currently has no revenue, it will continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money. However, shares have been sold from the escrow accounts and it is anticipated that additional shares will be sold from the escrow accounts. In the past, the Company has received funds from its president and his relatives in the form of cash advances. The Company received $498,082 in cash advances from its president during the year ended June 30, 2010. The cash advances are unsecured, payable on demand and non-interest bearing. No assurance can be given that the Company will continue to receive funds from its president.  No agreements or understandings exist regarding any future contributions. In addition, during the year ended June 30, 2010, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock to the officer upon the exercise of warrants; and the Company repaid $104,432 of the cash advances.  As of June 30, 2010 and 2009, the cash advances, included in the related party payable balance, was $434,032 and $440,382, respectively.

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

Company Headquarters

The Company's office is located at 326 North SR 198, Salem, Utah 84653.  The Company's office and warehouse cost $12,200 per month and are rented from the Company’s president and a third party. The monthly rent includes a 200 square foot office space.

Warranty

The Company warrants that it’s System will remain in good operating condition for a thirty-five year period commencing on the installation date and that it will be responsible for all material, equipment and labor costs incurred to complete such maintenance and repair work during that period.

Marketing

The Company has not finalized its marketing strategy for all its products at this time.

The Company has received deposits of $2,360,250 from parties toward the purchase of approximately 270 Systems.

For the AFIM and DWM technologies the Company has not determined any definite marketing plan.

The Company may seek joint venture partners, may license the product to others or may seek to establish distribution channels.  It is anticipated that any marketing efforts will require time and capital to develop.

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

Manufacturing and Raw Materials

The manufacturing of the turbine and System has been done mostly by the Company up to this point, but if needed, the design could easily be outsourced. If marketing efforts succeed and demand for the turbine and System increase, the Company plans to have them manufactured by established companies in their fields, with much of the assembling done on site.

Management believes that the supplies and parts are readily available from sources presently used by the Company or from alternative sources which can be used as needed.  The Company has no backlog.

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 2010 and 2009, research and development expenses were $493,550 and $704,889, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur. The Company intends to work closely with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

The Company intends to continue the research and development of its technologies, primarily focusing on its Bladeless Turbine and Alternate Solar Energy Thermal System over the next twelve months.  The Company intends to have its Alternate Solar Energy Thermal System, which utilizes the Bladeless Turbine, fully operational in the next twelve months.  The Company plans to broadly market the technology to companies seeking alternative energy sources.

Renewable Energy Development Corporation (“REDCO”), an unrelated third party, pursuant to an executed twenty year Power Purchase Agreement (“PPA”) with the Needles Public Utility Authority, will develop and operate a 5-megawatt solar thermal power plant in Needles, CA to provide the city with power and the required Renewable Energy Certificates. REDCO plans to purchase the Company’s solar thermal equipment, including turbines, to build and operate the 5-megawatt solar thermal power plant.  REDCO is in the planning stages of a 49-megawatt solar project in Needles and plans to add an additional 150-200 megawatts over the next 3-5 years; REDCO is currently in discussions with several potential power purchasers for these projects. REDCO plans to utilize the Company’s solar thermal technology on all of its planned solar projects in Needles.

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

Government Regulation

The Company's activities may be subject to government regulation. Depending on the nature of its activities in data transmission and power production, the Company may need approval or authorization from Federal, State or Local authorities.

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

We Have a History of Significant Losses, and We May Never Achieve or Sustain Profitability

We are focused on product development and have generated minimal revenues of $111,226. Since inception, we have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant development. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, we expect our losses will increase. As of June 30, 2010, our cumulative net loss was $38,859,397. Our net loss was $3,524,780 for the fiscal year ended June 30, 2010. Our continued operational loss may lower the value of our common stock and may jeopardize our ability to continue our operations.

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

The Company’s Auditors Opinion Expresses Doubt About the Company’s Ability to Continue as a Going Concern

The  independent  auditor's  report issued in connection with the audited financial statements of the Company for the period ended  June  30,  2010, expresses  "substantial doubt about its ability to continue as a going concern," due to the  Company's  status as a  development  stage  company  and its lack of significant  operations.  If the  Company  is unable to get its solar thermal energy technology operational, the Company may  have  to  cease  to  exist,  which  would  be detrimental to the value of the Company's  common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Customers with Deposits May Request a Return of Their Deposits

The Company has received deposits from customers to purchase its Alternate Solar Thermal Energy System totaling $2,360,250.   The agreements provide that the Company will deliver, install and startup the System on or prior to June 30, 2010.  The Company has delivered, installed and started up the Systems, but the energy output has not been verified. Therefore, for these agreements, the customers could request a return of their deposits since the Company has not verified the energy output.  If many of the customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.

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

Executive Officers Maintain Significant Control Over the Company and its Assets

Our executive officers maintain control over the Company's board of directors and also control the Company's business operations and policies.  In addition, Neldon Johnson, the Company's President, and two of his sons, Randale Johnson and LaGrand Johnson, control approximately 85% of the voting rights of the Company. As a result, these three individuals will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The Company owns approximately 600 acres of land in Delta, Utah which was purchased in August 2006.  The Company is currently building a solar energy plant on the land utilizing its Systems.  The Company also entered into a lease agreement in November 2006 for research and development space in Delta, Utah, to be close to where it is building its Systems.  The lease expires in November 2016 and requires annual lease payments of $7,500.

The Company also owns approximately 6 acres of land in California.  This land is currently not being used, but the Company plans to build a small energy plant utilizing the System.  Permits will need to be obtained prior to utilizing this land for this purpose.

The Company believes that its current office and research and development space will be adequate to meet current needs. The Company may, however, require additional facilities in the future depending upon being able to produce and market its solar energy technology system.

ITEM 3.LEGAL PROCEEDINGS

The Company is a party to one lawsuit that it believes will have an immaterial effect on our operations, even if the Company does not prevail. Litigation to enforce patents, to protect proprietary information or to defend the Company against alleged infringement of the rights of others may occur. Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

ITEM 4.  RESERVED

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

Fiscal 2010	High	Low

June 30, 2010	$0.30	$0.21
March 31, 2010	$0.48	$0.25
December 31, 2009	$0.46	$0.32
September 30, 2009	$0.64	$0.40

Fiscal 2009	High	Low

June 30, 2009	$0.69	$0.38
March 31, 2009	$0.67	$0.22
December 31, 2008	$0.40	$0.18
September 30, 2008	$0.50	$0.34

The Company's shares are significantly volatile and subject to broad price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the Company's activities.

At June 30, 2010, the Company had approximately 993 shareholders of record.

As of June 30, 2010, Registrant had 37,037,153 shares issued and outstanding, net of 3,538,118 held in an escrow account. Of these shares, approximately 31,667,000 shares were free trading shares.  There were approximately 5,284,000 shares of restricted common stock but most of these shares may be available for resale pursuant to the provisions of Rule 144 promulgated under the 1933 Act.  As of June 30, 2010, at least 100 shareholders hold not less than 1,000 restricted shares of common stock and have held the shares for more than one year.  At least twenty-five shareholders own not less than 10,000 or more restricted shares of common stock and have held the shares for more than six months. These shareholders satisfy the six month holding period under Rule 144 promulgated under the 1933 Act. Rule 144(k) allows a restricted legend to be removed after one year has elapsed from the date of purchase and provides that certain provisions of Rule 144 are not applicable.

Sales pursuant to the provisions of Rule 144 sold into the trading market could adversely affect the market price.  The Company's shares trade on the Over-the-counter Electronic Bulletin Board. The per share price in an auction market is based in part on supply and demand.  If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions of Rule 144 and in particular subsection 144(k), the market price of the shares of common stock of the Company will be adversely affected.

Dividend Policy

To date, registrant has not declared or paid any dividends to holders of its common stock.  In the future it is unlikely that the Company will pay any dividends.

Recent Sales of Unregistered Securities

During the period covered by this report the Company issued 1,000,000 shares of common stock to the Company’s president upon the exercise of options.  In lieu of payment for the options, the Company and its president settled $400,000 in related party payables.  The Company also sold 429,131 shares of restricted common stock to employees for $88,000 and granted 300,000 shares of restricted stock, valued at $105,000, to employees as stock-based compensation.

We issued all of these securities to persons who were “accredited investors”, as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission, or employees; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of  notices, a fee and other administrative documentation like consents to service of process and the like.

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

	June 30, 2010	June 30, 2009
Results of Operations:
Revenue	$-	$-
Loss from operations	(3,515,516)	(6,627,114)
Other income (expenses)	(9,264)	(10,223)
Net loss	(3,524,780)	(6,637,337)
Basic and diluted net loss per share	(0.10)	(0.20)

Cash Flow and Balance Sheet Data:
Net cash used in operating activities	$(770,443)	$(843,908)
Cash	6,865	47,537
Total Assets	1,018,300	1,029,603
Total Current Liabilities	3,343,810	2,913,638
Accumulated deficit	(38,859,397)	(35,334,617)
Total Stockholders' deficit	(2,409,344)	(1,980,717)

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

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i) continue to build its alternate thermal solar energy system and get the system operational to begin producing saleable energy; (ii) market and sell the alternate thermal solar energy system to entities who desire to produce solar energy; and (iii) continue to develop marketable products for its technologies.

During the next 12 months, additional financing will be required to fund the building of the alternate solar energy system and the development of marketable products.  To date, the Company has primarily financed operations by the receipt of advances from the Company’s president, deposits from customers for the alternate thermal solar energy system and through the private placement of equity securities. The president and the Company have no formal agreement as to any future advances. However, it is anticipated that the Company will continue to receive additional financing from receipt of advances from its president to help fund continuing operations.  The Company also anticipates receiving additional financing through the private placement of equity securities.

The Company does not expect a significant change in the number of employees during the next 12 months.  However, if the Company is successful in getting the alternate thermal solar energy system operational, additional employees may be necessary depending on the demand for the System and how the Company determines to produce the System.  The Company plans to evaluate the possibility of contracting with suppliers to produce and install the systems.

Results of Operations

Fiscal year ended June 30, 2010 compared to fiscal year ended June 30, 2009

The Company has not generated a profit since inception.  Operations during the years ended June 30, 2010 and 2009, primarily pertained to research and development and other activities.  Research and development expenses decreased by $211,339 or 30% from $704,889 in fiscal year 2009 to $493,550 primarily due to purchasing less research and development materials to develop the alternate thermal solar energy system and bladeless turbine during the fiscal year 2010 as compared to fiscal year 2009.

General and administrative expenses decreased by $2,900,259 or 49% from $5,922,225 in fiscal year 2009 to $3,021,966 in fiscal year 2010. The decrease in general and administrative expenses is primarily attributable to many options fully vesting in fiscal year 2009 resulting in a decrease in stock-based compensation for fiscal year 2010. Stock-based compensation decreased by $2,533,766 from fiscal year 2010 as compared to fiscal year 2009. Additionally, legal expenses decreased significantly in 2010 as compared to 2009 due primarily to the Company’s patent claim being settled in 2009.

Total revenue and cost of sales were $0 for fiscal years 2010 and 2009. Other expenses remained relatively constant in fiscal years 2010 and 2009. Net loss decreased by $3,112,557 from $6,637,337 in fiscal year 2009 to $3,524,780 in fiscal year 2010 primarily related to the decrease in stock-based compensation.

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

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs and establish any distribution networks.  The Company had $6,865 in cash as of June 30, 2010, representing a decrease of $40,672 from June 30, 2009.  The decrease relates to net cash used in operations and investing of $770,443 and $17,599, respectively, offset by net cash provided by financing activities of $747,370.

As of June 30, 2010, the Company has current assets of $8,865 and total assets of $1,018,300.  Current liabilities were $3,343,810 and total liabilities of $3,427,644. The ratio of current assets to current liabilities is approximately 0.003. If the Company continues to have a negative cash flows or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

Stock issuance

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2010, 806,700 shares were sold for proceeds of $300,230 at prices ranging from $0.22 to $0.62 per share.  During the year ended June 30, 2009, 1,245,000 shares were sold for proceeds of $432,502 at prices ranging from $0.16 to $0.67 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2010 and 2009, there was a balance of 3,538,118 and 4,344,818 shares, respectively, in the escrow accounts.  During the year ended June 30, 2010, the Company also sold 429,131 shares of common stock at a 25% discount to employees for $88,000.

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

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Furthermore, the Company makes periodic assessments about each patent and related technology to determine if it plans to continue to pursue the technology and if the patent has value. No impairments were recorded during the years ended June 30, 2010 and 2009, respectively.

Stock-Based Compensation

The Company measures compensation expense for granted share-based awards at fair value and recognizes compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised.  The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results may differ from these estimates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments due by Fiscal Year
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt arrangements (1)	$30,881	$13,604	$14,555	$15,575	$16,665	$23,435	$114,715
Operating leases (2)	7,500	7,500	7,500	7,500	7,500	10,000	47,500
Total contractual obligations	$38,381	$21,104	$22,055	$23,075	$24,165	$33,435	$162,215

(1) The Company has two notes payable to financing companies due in annual installments that are collateralized by land and both mature in fiscal year 2017. The Company also has a note payable for equipment maturing in fiscal 2011.

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

The Company’s president has also entered into several solar lease bonus fee contracts with many of the customers who made deposits on the alternate solar energy system discussed further in Note 1 and Note 10 to the financial statements.  As additional consideration for making the deposit and making the alternate solar energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company’s president has agreed to pay many of the customers a referral fee of .009% on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.  The Company’s president will be obligated to pay this bonus fee if the Company is able to produce and then sell its alternate solar energy system.  The Company’s president plans to pay this fee from his future royalties mentioned in the above paragraph.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

Neldon Johnson	64	Chairman of the Board of Directors, President and CEO

Randale Johnson	41	Secretary, Vice President

LaGrand Johnson	44	CFO

Bruce Barrett	80	Director

Blain Phillips	48	Director

Curtis Snow	44	Director

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

Background of Executive Officers and Directors

Neldon Johnson is the founder of the Company and the primary inventor of the bladeless turbine and solar thermal energy technologies, Self-Check system, AFIM and DWM. Mr. Johnson directs the Company's research and development program. Mr. Johnson studied physics and mathematics at Brigham Young University in Provo, Utah, and graduated from Utah Technical College's Electronics Technology Program in 1964.  He has taken training courses and has taught courses in electronics programming, microwave and wave switch programs. From 1965 to 1968 he worked for American Telephone and Telegraph, Inc., as an engineer. From 1983 to the present, Mr. Johnson has been developing the bladeless turbine and solar thermal energy technologies, Self-Check System, AFIM and DWM. Also, from 1975 to 1990 he worked at a Ream's Grocery Store and had management responsibilities for operations. Mr. Johnson has real estate holdings, one of which is a building of approximately 25,000 square feet in Salem, Utah. Mr. Johnson is not currently an officer or director of any other public company nor has he ever been an officer or director of any other public company.  We believe Mr. Johnsons long-standing service and extensive experience with the Company qualify him to serve as a director.

Randale P. Johnson is the son of Neldon Johnson. He has been an officer since June 1996.  His responsibilities include marketing and administration.  Mr. Johnson holds an associate degree in Computer Science and has four years of experience in the computer industry.  He joined the Company in 1996.  Mr. Johnson is not currently an officer or director of any other public company nor has he ever been an officer or director of any other public company.

LaGrand T. Johnson is the son of Neldon Johnson. He has worked with the Company since 1987 but started full time in 1996. He graduated with a Bachelor's Degree in chemistry in 1991. He received his Doctor of Osteopathy degree in 1995 from Western University of Health Sciences. He works as CFO and General Manager of the Company and in research and development.  Mr. Johnson is not currently an officer or director of any other public company nor has he ever been an officer or director of any other public company.

Bruce Barrett graduated from Brigham Young University with a degree in Marketing and Business Management in 1958. After graduating he continued to work for BYU. He was Manager of Married Student Housing, Manager of Material Handling, Director of Textile Cleaning Services, and Director of Auxiliary Services before retiring in 1995.  Mr. Barrett passed away in September 2010.  Mr. Barrett was not an officer or director of any other public company.

Blain Phillips has been employed at Union Pacific Railroad since 1991.  Mr. Phillips is not currently nor has he ever been an officer or director of any other public company.

Curtis Snow became a director in September 2010 following the passing of Mr. Barrett. Mr. Snow graduated from BYU with Bachelor of Science degree in Design Engineering Technology in 1992. He worked off and on with the Company as an employee or consultant for a period of 15 years.  Mr. Snow previously served on the Company’s board of directors from June 1996 to January 2006.  He currently works as an employee for a company who reverse engineers aircraft parts. We believe Mr. Snow’s extensive experience with the Company qualify him to serve as a director.

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

Board Leadership Structure and Role in Risk Oversight

The Company’s Chief Executive Officer and President currently serves as Chairman of the Board of Directors.  The Board believes that combining the role of Chairman and position of CEO is appropriate to further strengthen the Company’s governance structure by promoting unified leadership and direction for the Company, fostering accountability and allowing for a single, clear focus for management to execute the Company’s strategy and business plans.  The Company does not have a Lead Independent Director.

The Chairman of the Board of Directors oversees management of the Company's risks. The Chairman of the Board of Directors reviews reports and other information regarding the Company's liquidity, operations and compliance with corporate policies, legal and regulatory requirements, as well as the risks associated with each such matter and oversees management of financial risks and any potential conflicts of interest arising from related party transactions.

ITEM 11. EXECUTIVE COMPENSATION

The primary objective of the Company’s compensation policy is to maintain compensation reasonably low while the Company is in the development stage and has limited financial resources.  The compensation of the officers is based on the scope of their responsibilities.

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended June 30, 2010 and 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Neldon Johnson	2010	125,000	-	-	-	-	-	-	125,000
President, CEO and Director	2009	125,000	-	-	-	-	-	-	125,000

Randale Johnson	2010	54,600	-	-	-	-	-	-	54,600
Secretary and Vice President	2009	54,600	-	-	-	-	-	-	54,600

LaGrand Johnson	2010	54,600	-	-	-	-	-	-	54,600
CFO	2009	44,100	-	-	-	-	-	-	44,100

Employment Agreements

The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in July 2000. Per the agreement, Neldon is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  Neldon may terminate the agreement, but must give the Company 6 months advance notice.  The Company can not voluntarily terminate Neldon’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. No new employment agreement has yet been entered into between the Company and its president.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Neldon Johnson	93,300,000	—	—	$0.40	12/31/2034	—	—	—	—
Randale Johnson	500,000 (1)	—	—	$3.00	8/22/2010	—	—	—	—
LaGrand Johnson	500,000 (1)	—	—	$3.00	8/22/2010	—	—	—	—

(1)	These options expired unexercised on August 24, 2010.

Compensation of Directors

The Company’s Directors currently are not compensated for their time and there are no payment arrangements.  The Company anticipates that it will need to compensate Directors at some point in the future.

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2010, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of June 30, 2010, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 36,951,439 shares of common stock outstanding as of June 30, 2010, together with applicable options and warrants for each stockholder.  Unless otherwise indicated, the address of each person listed below is in the care of International Automated Systems, Inc., 326 North SR 198, Salem, Utah 84653.

	Shares Beneficially Owned
Name and Title	Number (4)		Percent
Neldon Johnson, President, CEO and Director	94,305,020	(1)	71.9%
Randale Johnson, Secretary and Vice President	750,085	(2)	0.6%
LaGrand Johnson, CFO	800,000	(3)	0.6%
Bruce Barrett, Director	100,000		0.1%
Blain Phillips, Director	70,000		0.1%
All officers and directors as a group (5 persons)	96,025,105		73.2%

(1)	Includes warrants to purchase 93,300,000 shares of common stock exercisable as of June 30, 2010.
(2)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2010.
(3)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2010.
(4)
Does not include 2,000,000 shares of Series 1 Class A Preferred Stock held by Neldon Johnson, 1,150,000 shares of Series 1 Class A Preferred Stock held by LaGrand Johnson, or 1,150,000 shares of Series 1 Class A Preferred Stock held by Randale Johnson. Each share of the Series 1 Class A Preferred Stock has ten votes per share and votes with the shares of common stock on all matters with the exception of 1,000,000 of the Series 1 Class A Preferred Stock held by Neldon Johnson which has 100 votes per share and votes with the shares of common stock on all matters. Mr. Neldon Johnson has approximately 76%, LaGrand Johnson 5%, and Randale Johnson 5% of the voting control of the Company when the voting power of the shares of preferred stock, common stock and vested options are considered together.

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

During the year ended June 30, 2003, the Company commenced leasing office and research and development space on a month- to-month basis from its president, for $6,000 per month.  The amount payable to the president for rent at June 30, 2010 was $73,500.

The Company received cash advances of $498,082 and $557,101 from its president during the years ended June 30, 2010 and 2009.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the year ended June 30, 2010, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock to the president upon the exercise of warrants; and paid $104,432 of the cash advances. The balance was $434,032 at June 30, 2010 and is unsecured, payable on demand and non-interest bearing.

During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of June 30, 2010, the Company has not provided any services or equipment required under this agreement and has received no money and recognized no revenues.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2010 and 2009 have been audited by our principal accountant, Mantyla McReynolds, LLC. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Mantyla McReynolds, LLC. The percentage of hours expended on the audit by persons other than full time, permanent employees of Mantyla McReynolds, LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2010 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $45,040.

Aggregate fees for the year ended June 30, 2009 for professional services by Mantyla McReynolds, LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $48,325.

Audit-Related Fees

Audit-related fees, not included in the previous paragraphs, for the years ended June 30, 2010 and 2009 for assurance and related services by Mantyla McReynolds, LLC were $0 and $655, respectively.

Tax Fees

There were no fees for professional services by Mantyla McReynolds, LLC for tax compliance, tax advice, and tax planning. A firm, other than our principal accountant, prepares all income tax returns.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: October 13, 2010

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: October 13, 2010

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: October 13, 2010

/s/ Curtis Snow
CURTIS SNOW
Title: Director

Date: October 13, 2010

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F1

Balance Sheets - June 30, 2010 and 2009	F2

Statements of Operations for the Years Ended June 30, 2010 and 2009 and for the period from Inception [September 26, 1986] through June 30, 2010	F3

Statements of Stockholders' Equity/ (Deficit) for the Period from Inception through June 30, 2010	F4

Statements of Cash Flows for the Years Ended June 30, 2010 and 2009 and for the period from Inception [September 26, 1986] through June 30, 2010	F9

Notes to the Financial Statements	F11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
International Automated Systems, Inc.

We have audited the accompanying balance sheets of International Automated Systems, Inc. (the Company) as of June 30, 2010 and 2009, and the related statements of operations and cash flows for the years ended June 30, 2010 and 2009 and for the period from July 1, 2006 through June 30, 2010, and the statement of stockholders’ deficit for the period from July 1, 2006 through June 30, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of International Automated Systems, Inc. for the period from inception [September 26, 1986] through June 30, 2005, were audited by other auditors whose report dated September 28, 2005, except for the Note 1 restatement which was dated February 20, 2006, expressed an unqualified opinion on those statements.  Others audited the financial statements of the Company from inception (September 26, 1986) through June 30, 1990, whose reports dated October 21, 1988 and April 30, 1991, were qualified subject to the effects of such adjustments, if any, as might have been required had the outcome of certain uncertainties referred to in the related notes been known. Our opinion, in so far as it relates to the period from September 26, 1986 through June 30, 2005, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of operations and cash flows for the years ended June 30, 2010 and 2009, and for the period from inception (September 26, 1986) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has accumulated losses from inception and has negative working capital as of June 30, 2010. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah
October 13, 2010

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,865	$47,537
Prepaid expenses	2,000	11,833

Total Current Assets	8,865	59,370

Alternate solar energy systems	537,825	413,520
Property and Equipment, net of accumulated depreciation of $372,457 and $291,390, respectively	402,057	481,512
Patents, net of accumulated amortization of $26,474 and $20,825, respectively	69,553	75,201

TOTAL ASSETS	$1,018,300	$1,029,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$94,525	$417,136
Accrued liabilities	350,622	181,327
Related party payable - Note 3	507,532	505,382
Customer deposits - Note 8	2,360,250	1,757,250
Notes payable-current portion	30,881	52,543

Total Current Liabilities	3,343,810	2,913,638

Long-term notes payable	83,834	96,682

TOTAL LIABILITIES	3,427,644	3,010,320

Commitments and contingencies - Note 10

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 shares issued and outstanding	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 37,037,153 and 34,501,322 issued and outstanding,net of 3,538,118 and 4,344,818 shares held in escrow account, respectively - Note 7	36,032,789	32,936,636
Deficit accumulated during the development stage	(38,859,397)	(35,334,617)
Total Stockholders' Deficit	(2,409,344)	(1,980,717)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,018,300	$1,029,603

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2010	2009	June 30, 2010
Revenues
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total revenues	-	-	143,574

Costs of sales
Cost of sales	-	-	81,927
Write down of carrying value of inventory	-	-	233,131
Total costs of sales	-	-	315,058

Gross loss	-	-	(171,484)

Operating expenses
General and administrative	3,021,966	5,922,225	31,267,802
Research and development	493,550	704,889	8,116,389
Impairment of patents	-	-	140,577
License fees	-	-	270,634
Total operating expenses	3,515,516	6,627,114	39,795,402

Loss from operations	(3,515,516)	(6,627,114)	(39,966,886)

Other income (expenses)
Loss on impairment of assets	-	-	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	91	127	26,580
Interest expense	(8,381)	(8,371)	(31,478)
Other income (expenses)	(974)	(1,979)	(32,250)
Total other income (expenses)	(9,264)	(10,223)	(274,534)

Loss before extraordinary gain	(3,524,780)	(6,637,337)	(40,241,420)

Extraordinary gain on sale of patents	-	-	1,382,023

Net loss	$(3,524,780)	$(6,637,337)	$(38,859,397)

Net loss per common share
Basic and diluted	$(0.10)	$(0.20)

Weighted average common shares outstanding
Basic and diluted	35,572,017	32,733,279

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

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

	Preferred Stock		Common Stock		Stock Purchase	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit
Common stock issued as part of share value guarantee
August through May 2003	-	-	260,000	-	-	-	-
Contributed capital - no shares issued
July through June 2003	-	-	-	39,682	-	-	39,682
Capital distribution of related party receivable- July through June 2003	-	-	-	(52,606)	-	-	(52,606)
Net loss	-	-	-	-	-	(1,017,055)	(1,017,055)
Balance – June 30, 2003	3,700,000	294,786	20,326,140	9,183,678	-	(9,915,224)	(436,760)

Common stock issued for cash
August 2003- $0.50 per share	-	-	132,400	66,200	-	-	66,200
September 2003- $0.50 per share	-	-	148,000	73,000	-	-	73,000
December 2003- $0.25 per share	-	-	34,000	8,500	-	-	8,500
July through September 2003 - $0.72 per share	-	-	84,000	60,880	-	-	60,880
October through December 2003 - $0.34 per share	-	-	111,200	37,731	-	-	37,731
January through March 2004 - $0.36 per share	-	-	91,500	32,560	-	-	32,560
April through June 2004 - $0.38 per share	-	-	104,800	40,337	-	-	40,337
Contributed capital - no shares issued
July through June 2004	-	-	-	98,204	-	-	98,204
Net income	-	-	-	-	-	443,183	443,183
Balance – June 30, 2004	3,700,000	294,786	21,032,040	9,601,090	-	(9,472,041)	423,835

Common stock issued for cash
August 2004 - $0.25 per share	-	-	132,000	32,546	-	-	32,546
July through September 2004 - average of $0.37 per share	-	-	103,050	38,165	-	-	38,165
October through December 2004 - average of $0.34 per share	-	-	233,200	79,201	-	-	79,201
January through March 2005 - average of $0.47 per share	-	-	225,000	106,701	-	-	106,701
April through June 2005 - average of $0.40 per share	-	-	170,500	66,279	-	-	66,279
Contributed capital - no shares issued	-	-	-	93,877	-	-	93,877
Common stock issued for services	-	-	1,100,000	429,000	-		429,000
Net loss	-	-	-	-	-	(1,442,880)	(1,442,880)
Balance - June 30, 2005	3,700,000	294,786	22,995,790	10,446,859	-	(10,914,921)	(173,276)

Common stock issued for cash
July through September 2005 - average of $0.56 per share	-	-	722,500	407,817	-	-	407,817
October through December 2005 - average of $0.43 per share	-	-	124,000	52,761	-	-	52,761
January through March 2006 - average of $0.88 per share	-	-	411,900	361,140	-	-	361,140
April through June 2006 - average of $0.69 per share	-	-	968,432	641,730	-	-	641,730
Common stock issued for services - $0.30 per share	-	-	50,000	15,000	-	-	15,000
Common stock issued for services - $0.34 per share	-	-	60,000	20,400	-	-	20,400
Common stock issued for settlement of debt - $0.69 per share	-	-	200,000	138,000	-	-	138,000
Net loss	-	-	-	-	-	(1,473,256)	(1,473,256)
Balance - June 30, 2006	3,700,000	294,786	25,532,622	12,083,707	-	(12,388,177)	(9,684)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

	Preferred Stock		Common Stock		Stock Purchase	Treasury Stock		Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Shares	Amount	Stage	Deficit

Balance - June 30, 2006	3,700,000	$294,786	25,532,622	$12,083,707	$-	-	$-	$(12,388,177)	$(9,684)
Common stock issued for cash
July through September 2006 – average of $0.63 per share	-	-	143,000	89,900	-	-	-	-	89,900
October through December 2006 - average of $0.52 per share	-	-	402,580	208,252	-	-	-	-	208,252
January through March 2007 – average of $0.68 per share	-	-	136,920	93,309	-	-	-	-	93,309
April through June 2007 - average of $0.74 per share	-	-	4,500	3,322	-	-	-	-	3,322
Amortization of stock-based compensation	-	-	-	6,548,839	-	-	-	-	6,548,839
Common stock issued for cash - $0.40 per share	-	-	400,000	160,000	-	-	-	-	160,000
Options exercised for settlement of related party borrowings - $0.40 per share	-	-	1,725,000	690,000	-	-	-	-	690,000
Treasury stock issued for settlement of debt - $0.51 per share	-	-	-	-	-	(625,000)	(318,750)	-	(318,750)
Treasury stock issued for settlement of debt - $0.65 per share	-	-	-	-	-	(500,000)	(325,000)	-	(325,000)
Reissuance of treasury stock for cash - $0.86 per share	-	-	-	200,055	-	575,000	293,250	-	493,305
Net loss	-	-	-	-	-	-	-	(8,493,400)	(8,493,400)
Balance - June 30, 2007	3,700,000	294,786	28,344,622	20,077,384	-	(550,000)	(350,500)	(20,881,577)	(859,907)

Class A Preferred Stock issued for compensation-$0.12 per share	1,000,000	122,478	-	-	-	-	-	-	122,478
Common stock issued for cash
July through September 2007 - average of $0.76 per share	-	-	24,600	18,665	-	-	-	-	18,665
October through December 2007 - average of $0.59 per share	-	-	22,700	31,894	-	-	-	-	31,894
January through March 2008 – average of $0.59 per share	-	-	146,600	57,667	-	-	-	-	57,667
April through June 2008 - average of $0.44 per share	-	-	372,200	163,182	-	-	-	-	163,182
Amortization of stock-based compensation	-	-	-	5,864,405	-	-	-	-	5,864,405
Common stock issued for cash - $0.30 per share	-	-	150,000	45,000	-	-	-	-	45,000
Options exercised for settlement of related party borrowings - $0.40 per share	-	-	2,000,000	800,000	-	-	-	-	800,000
Common stock issued for services - $0.43 per share	-	-	86,000	36,980	-	-	-	-	36,980
Reissuance of treasury stock for cash - $0.46 per share	-	-	-	(92,232)	-	550,000	350,500	-	258,268
Net loss	-	-	-	-	-	-	-	(7,815,703)	(7,815,703)
Balance - June 30, 2008	4,700,000	417,264	31,146,722	27,002,945	-	-	-	(28,697,280)	(1,277,071)

Common stock issued for cash
July through September 2008 - average of $0.38 per share	-	-	227,000	86,173	-	-	-	-	86,173
October through December 2008 - average of $0.27 per share	-	-	398,900	109,385	-	-	-	-	109,385
January through March 2009 – average of $0.27 per share	-	-	316,000	86,019	-	-	-	-	86,019
April through June 2009 - average of $0.50 per share	-	-	303,100	150,925	-	-	-	-	150,926
Common stock issued for compensation - $0.25 per share	-	-	505,000	126,250	-	-	-	-	126,250
Amortization of stock-based compensation	-	-	-	4,715,439	-	-	-	-	4,715,439
Common stock issued for services - $0.59 per share	-	-	50,000	29,500	-	-	-	-	29,500
Options exercised for settlement of related party borrowings - $0.40 per share	-	-	1,575,000	630,000	-	-	-	-	630,000
Common stock retired	-	-	(20,400)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(6,637,337)	(6,637,337)
Balance - June 30, 2009	4,700,000	$417,264	34,501,322	$32,936,636	$-	-	$-	$(35,334,617)	$(1,980,717)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders Equity / (Deficit), continued

	Preferred Stock		Common Stock		Stock Purchase	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Rights	Stage	Deficit

Balance – June 30, 2009	4,700,000	$417,264	34,501,322	$32,936,636	$-	$(35,334,617)	$(1,980,717)
Common stock issued for cash – trust accounts
July through September 2009 – average of $0.49 per share	-	-	164,700	81,142	-	-	81,142
October through December 2009 - average of $0.37 per share	-	-	318,400	118,322	-	-	118,322
January through March 2010 - average of $0.33 per share	-	-	237,100	79,088	-	-	79,088
April through June 2010 - average of $0.25 per share	-	-	86,500	21,678	-	-	21,678
Common stock issued to employees for cash – average of $0.21 per share	-	-	429,131	88,000	-	-	88,000
Stock-based compensation	-	-	300,000	2,307,923	-	-	2,307,923
Options exercised for settlement of related party borrowings - $0.40 per share			1,000,000	400,000			400,000
Net loss	-	-	-	-	-	(3,524,780)	(3,524,780)
Balance – June 30, 2010	4,700,000	$417,264	37,037,153	$36,032,789	$-	$(38,859,397)	$(2,409,344)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			From Inception
	For the Years Ended		(September 26,
	June 30,		1986) Through
	2010	2009	June 30, 2010
Cash flows from operating activities
Net loss	$(3,524,780)	$(6,637,337)	$(38,859,397)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	101,507	94,074	677,155
Stock-based compensation	2,307,923	4,841,689	22,371,141
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
Loss on disposal of equipment	1,195	-	18,679
Impairment of patents and abandonment of in-process
rights to technology	-	-	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock compensation for services	-	19,667	120,247
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	9,833	(2,000)	7,833
(Increase) / decrease in alternate solar energy systems	(124,305)	(261,661)	(537,825)
Increase / (decrease) in customer deposits	603,000	954,000	2,360,250
Increase / (decrease) in accounts payable	(322,611)	81,723	94,525
Increase / (decrease) in related party payable	8,500	(42,999)	73,501
Increase / (decrease) in accrued liabilities	169,295	108,936	450,621
Net cash from operating activities	(770,443)	(843,908)	(13,946,640)
Cash flows from investing activities
Purchase of property and equipment	(17,599)	(23,358)	(772,135)
Purchase of rights to technology	-	-	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash from investing activities	(17,599)	(23,358)	(1,643,649)
Cash flows from financing activities
Proceeds from issuance of common stock	388,230	432,502	6,177,461
Proceeds from reissuance of treasury stock	-	-	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from cash advances from related party	498,082	557,101	2,897,203
Payments on cash advances from related party	(104,432)	(173,744)	(377,713)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(34,510)	(45,485)	(247,611)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash from financing activities	747,370	770,374	15,597,154
Net change in cash	(40,672)	(96,892)	6,865
Cash at beginning of period	47,537	144,429	-
Cash at end of period	$6,865	$47,537	$6,865

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Continued)

	For the Years Ended
	June 30,
	2010	2009
Supplemental non-cash flow information
Acquisition of property and equipment with note payable	$-	$74,965
Settlement of borrowings from related party in exchange
for exercise of options	$400,000	$630,000
Settlement of related party borrowings in exchange for
patent rights	$-	$86,977
Stock issued for services and included in prepaids	$-	$9,833

Supplemental cash flow information
Cash payments for interest	$9,096	$9,105
Cash payments for income taxes	$100	$100

The accompanying notes are an integral part of these financial statements

International Automated Systems, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - International Automated Systems, Inc. (the “Company” or “IAS”) was incorporated in the State of Utah on September 26, 1986. The Company’s activities to date have consisted of developing a business plan, raising capital through the issuance of debt and equity instruments, developing power generation equipment and obtaining the rights to certain technology related to an automated self check-out system for retail stores, developing other electronic security and communication equipment.

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915. It has yet to commence full-scale operations and continues to develop its planned principle operations.

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2010, the Company had $6,865 of available cash and a working capital deficit of $3,334,945.  For the years ended June 30, 2010 and 2009, the Company had no revenue, no operating income and used net cash for operating activities of $770,443 and $843,908, respectively. As of June 30, 2010 the Company’s losses accumulated from inception totaled $38,859,397.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had no cash deposits that exceeded insured amounts for the years ended June 30, 2010 and 2009, respectively.

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

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2010 and 2009 was $95,859 and $88,425, respectively. The major classes of assets are as follows:

	June 30, 2010	June 30, 2009

Land	$216,025	$216,025
Computer equipment	55,433	59,956
Machinery and equipment	394,248	388,113
Trucks and autos	97,044	97,044
Mobile office	11,764	11,764
Total property and equipment	774,514	772,902
Less accumulated depreciation and amortization	(372,457)	(291,390)
Total property and equipment, net	$402,057	$481,512

Patents - Legal fees incurred in obtaining patents and franchises in the United States of America and other countries are capitalized. Costs to develop the technology are recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 17-year life.

At June 30, 2010 and 2009, the Company had capitalized patents subject to amortization of $69,553 and $75,201, net of $26,474 and $20,825 in accumulated amortization, respectively.

All patent costs were assessed for impairment and no impairments were recorded during the years ended June 30, 2010 and 2009.  Amortization expense was $5,649 for the years ended June 30, 2010 and 2009.  Amortization expense is expected to be $5,649 per year for the next five years.

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

Capitalized Costs - Similar to a multi-unit condominium project with both unit-specific and common area costs, the Company capitalizes all costs associated with constructing the System.  Costs are allocated equally to each unit (based on their common size) and will be recognized as cost of sales at the same rate revenue is recognized, as discussed below.  Capitalized System costs at June 30, 2010 include labor costs and materials for the Systems being built through June 30, 2010 and materials that will be used to produce additional Systems that will be sold in the future.

Customer Deposits and Revenue Recognition - The terms of sale of a System provides for an initial cash deposit of $9,000 at the date the agreement is signed and thirty annual payments of $700 (with no stated interest), totaling $21,000, commencing five years following the installation date.  As of June 30, 2010, the Company had entered into contracts and received deposits to build, install and maintain approximately 270 Systems.  No revenue has been recognized.

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

The deposits received have been recorded as customer deposits and included as current liabilities in the financial statements since the Company has not verified the energy output and has not yet delivered electricity from the Systems to a third party as of June 30, 2010.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy. Revenue will be recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the fee is fixed or determinable, (3) collection is reasonably assured, and (4) delivery has occurred or services have been rendered. The Company will begin to recognize revenue once the Systems energy output has been verified (saleable energy is produced) and once it is able to estimate its costs associated with the warranty.

Stock-Based Compensation – Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense over the requisite service period in which the award is expected to vest. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected volatility and expected life. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results may differ substantially from these estimates (see Note 4).

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $33,156 and $12,884 for the years ended June 30, 2010 and 2009, respectively.

Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $493,550 and $704,889 for the fiscal years ended June 30, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements – In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which was subsequently codified into ASC Topic 860.  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for the Company beginning on July 1, 2010.  The Company does not expect the adoption of this guidance to have material impact on its financial statements.

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

As a result of incurring a net loss for the years ended June 30, 2010 and 2009, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 94,900,000 and 95,900,000 shares of common stock at June 30, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation.  The Company had 3,538,118 and 4,344,818 shares of common stock held in trust at June 30, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at June 30, 2010 and 2009, which are not included in the basic earnings per share calculation.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the Company’s president and a third party.  The lease is an operating lease and rent expense is $6,000 per month payable to the president and $6,200 per month payable to the third party.  The amount payable to the president for rent at June 30, 2010 and 2009 was $73,500 and $65,000, respectively, and is included in related party payables.

The Company received cash advances of $498,082 and $557,101 from its president during the years ended June 30, 2010 and 2009.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the year ended June 30, 2010, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock to the president upon the exercise of warrants; and paid $104,432 of the cash advances. During the year ended June 30, 2009, the Company settled $630,000 of the cash advances by issuing 1,575,000 shares of common stock to the president upon the exercise of warrants; paid $173,744; and settled $86,977 of the cash advances through the transfer of in-process patent rights at cost.  As of June 30, 2010 and 2009, the balance was $434,032, and $440,382, respectively.

The Company has received deposits from officers of $81,000 for alternate solar energy systems, which are included in customer deposits at June 30, 2010 and 2009.

The Company's president and two of his sons, who are also officers of the Company, control approximately 86% of the voting rights of the Company. As a result, these three individuals control the Company’s business operations and policies and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The warrants have an exercise price of $0.40 per share and are all exercisable as of June 30, 2010.

During the year ended June 30, 2009, the president exercised 1,575,000 of the warrants in exchange for satisfaction of related party payable of $630,000.

During the year ended June 30, 2010, the president exercised 1,000,000 of the warrants in exchange for satisfaction of a related party payable of $400,000.

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

The following table summarizes the stock option and warrant activity as of and for the years ended June 30, 2010 and 2009:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Options and	Exercise	Life in	Intrinsic
	Warrants	Prices	Years	Value

Outstanding at June 30, 2008	97,475,000	$0.44	27.2	$33,277,500
Exercised	(1,575,000)	0.40		-
Outstanding at June 30, 2009	95,900,000	0.44	26.1	17,917,000
Exercised	(1,000,000)	0.40		-
Outstanding at June 30, 2010	94,900,000	$0.44	24.1	$-

Exercisable at June 30, 2010	94,900,000	$0.44	24.1	$-

The following table summarizes information about the stock options and warrants as of June 30, 2010:

	Options and Warrants Outstanding and Exercisable
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value

$3.00	1,600,000	0.15	$3.00	$-
$0.40	93,300,000	24.52	0.40	-
	94,900,000	24.11	$0.44	$-

The following table summarizes the activity of non-vested options and warrants for the years ended June 30, 2010 and 2009:

		Wtd. Avg.
	Options and	Grant Date
	Warrants	Fair Value

Non-vested at June 30, 2008	75,200,000	$0.37
Vested during the year ended June 30, 2009	(10,100,000)	0.39
Non-vested at June 30, 2009	65,100,000	0.37
Vested during the year ended June 30, 2010	(65,100,000)	0.37
Non-vested at June 30, 2010	-	$-

The total fair values of options and warrants vested during the years ended June 30, 2010 and 2009 was $24,269,000 and $3,919,000, respectively.

Restricted Stock - During the year ended June 30, 2010, the Company granted 300,000 shares of restricted stock to employees, which vested immediately.   The grant date fair value of the restricted stock awards, which totaled $105,000, was based on the effective date of the restricted stock awards using the $0.35 closing market price of the Company’s common stock on the grant date, with the compensation expense being recognized immediately.  During the year ended June 30, 2010, employees purchased 429,131 shares of restricted stock at a 25% discount from the price of the stock on the date of the sale.  The Company recorded the value of the 25% discount of $29,333 as stock-based compensation.

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

For the years ended June 30, 2010 and 2009, total stock-based compensation expense recognized was $2,307,923 and $4,841,689, respectively.  Stock-based compensation for the year ended June 30, 2010 includes the issuance of 300,000 shares of restricted common stock valued at $105,000 and the value of the 25% discount of $29,333. Stock-based compensation for the year ended June 30, 2009 includes the issuance of 505,000 shares of restricted common stock valued at $126,250.  As of June 30, 2010, there was no unrecognized compensation cost related to non-vested stock-based compensation awards granted.

Reduction in related party payables received from the exercise of stock options and warrants during the years ended June 30, 2010 and 2009 was $400,000 and $630,000, respectively. No tax benefit was realized from the exercise of these options and warrants due to the Company’s current loss position.

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2010	June 30, 2009

Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $10,000; maturing on August 1, 2016; collateralized by a deed of trust covering the underlying real property	$51,366	$57,387
Note payable to a financing company; 7% per annum; secured by land; due in annual installments of $9,397; maturing on July 15, 2016; collateralized by a deed of trust covering the underlying real property	45,181	51,168
Note payable to a company; 4.65% per annum; due in monthly installments of $4,000; maturing in May 2010	18,168	40,670
	114,715	149,225
Less current portion	(30,881)	(52,543)
Long-term debt	$83,834	$96,682

The scheduled maturities of the notes payable are as follows:

2011	$30,881
2012	13,604
2013	14,555
2014	15,575
2015	16,665
Thereafter	23,435
$114,715

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock – The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of ten common shares, and 1,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At June 30, 2010 and 2009, there were 4,400,000 Series A Preferred Stock issued and outstanding.

Series B Preferred Stock – The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of ten common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At June 30, 2010 and 2009, there were 300,000, series B Preferred shares issued and outstanding.

NOTE 7 – COMMON STOCK

Common Stock Held in Escrow - The Company has shares of common stock held in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the year ended June 30, 2010, 806,700 shares were sold for proceeds of $300,230 at prices ranging from $0.22 to $0.62 per share. During the year ended June 30, 2009, 1,245,000 shares were sold for proceeds of $432,502 at prices ranging from $0.16 to $0.67 per share. The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At June 30, 2010 and 2009, there was a balance of 3,538,118 and 4,344,818 shares, respectively, in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

During the year ended June 30, 2010, the Company also issued 429,131 shares of restricted common stock to employees in exchange for $88,000 in cash at an average price of $0.21 per share.

Common Stock Issued for Services – During the year ended June 30, 2009, the Company issued 50,000 shares of common stock valued at $29,500 or $0.59 per share in exchange for services performed.

Retirement of Common Stock – The Company retired 20,400 shares of common stock during the year ended June 30, 2009.

NOTE 8 – CUSTOMER DEPOSITS

During the years ended June 30, 2010 and 2009, the Company received customer deposits totaling $621,000 and $954,000, respectively, and refunded deposits totaling $18,000 and $0, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at June 30, 2010 and 2009 was $2,360,250 and $1,757,250, respectively.  The agreements provide that the Company will deliver, install and startup the alternate solar energy systems prior to June 30, 2010.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy systems, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

NOTE 9 – INCOME TAXES

Because of its net losses, the Company did not have a current or deferred provision for income taxes for the years ended June 30, 2010 and 2009. Significant components of the Company’s net deferred income tax assets using a combined federal and state tax rate of 37.3% as of June 30, 2010 and 2009 are as follows.

	June 30, 2010	June 30, 2009
Net operating loss carryforwards	$4,567,526	$4,116,481
Accrued wages	94,439	47,332
Depreciation and amortization	(25,338)	(21,990)
Total gross deferred income tax asset	4,636,627	4,141,823
Less valuation allowance	(4,636,627)	(4,141,823)
Net deferred income taxes	$-	$-

The net change in the valuation allowance for the years ended June 30, 2010 and 2009 was an increase of $494,804 and $714,000, respectively.

Accounting guidance requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Because the Company has a history of operating losses, the Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  The Company has recorded a full valuation allowance as of June 30, 2010 and 2009.

At June 30, 2010, the Company had total tax net operating loss carryforwards of $12,245,379 that will expire in the years 2012 through 2030.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

US Federal income tax benefit at statutory rate of 34%	$(1,198,425)	$(2,256,695)
Nondeductible expenses	819,939	1,761,265
State income tax benefit, net of federal expense	(116,318)	(219,032)
Change in valuation allowance	494,804	714,462
Total income tax provision	$-	$-

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any material adjustments. Therefore, no reserves for uncertain income tax positions have been recorded.  The Company is subject to audit by the IRS and various states for the prior 3 years.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.  The Company recorded no interest and penalties for the years ended June 30, 2010 and 2009.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments to the Company. As of June 30, 2010, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

The Company’s president has entered into several solar lease bonus fee contracts with many of the customers who made deposits on the alternate solar energy system discussed in Note 8.  As additional consideration for making the deposit and making the solar alternate energy system available to the Company as a reference for marketing and sales purposes to show and demonstrate, the Company’s president has agreed to pay many of the customers a referral fee of .009%, for each System purchased, on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.

Legal - During the years ended June 30, 2010 and 2009, the Company was involved in various lawsuits to protect its patents.  One counterclaim was filed by a defendant against the Company in June 2008, requesting an award for attorney fees and court costs, which could have exceeded $1,000,000. The Company filed a motion to dismiss in August 2008.  The Court issued a Memorandum Decision and Order denying the defendant’s motion for summary judgment and denying the motion for an award of attorney fees.  The Court made a limited award of $45,000 for reasonable attorney fees incurred by the defendant, which was paid by the Company in April 2009.

Employment Agreement - The Company has entered into an agreement with its president and CEO for a period of ten years starting in July 2000. Per the agreement, the president is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  The president may terminate the agreement, but must give the Company six months advance notice.  The Company can not voluntarily terminate its president’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. The president agreed to waive his salary from July 2000 to June 30, 2006.  The Company issued 1,000,000 Series A Preferred Stock, entitled to the voting rights of 100 common shares, valued at $122,478, to its president in lieu of cash compensation for services rendered during fiscal year 2008.  The Company accrued $125,000 for services rendered by its president during both fiscal year 2010 and 2009, which are included accrued liabilities at June 30, 2010 and 2009. No new employment agreement has yet been entered into between the Company and its president.

NOTE 11 – LEASE OBLIGATIONS

In October 2006, the Company entered into a lease agreement for research and development space. The term of this lease is from November 1, 2006 to November 1, 2016.  The following summarizes future minimum lease payments under this lease at June 30, 2010:

2011	$7,500
2012	7,500
2013	7,500
2014	7,500
2015	7,500
Thereafter	10,000
$47,500

Total rent expense for this lease and the leases described in Note 3 for the years ended June 30, 2010 and 2009 was $170,057 and $169,870, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company entered into an agreement for engineering and consulting services in July 2010.  As part of the agreement, the Company agreed to transfer in retainer 1,500,000 shares of the Company’s restricted stock to engineering consulting firm as a retainer.   The engineering consulting firm will be entitled to have shares of the restricted stock sold as reasonably needed to generate funds to pay for engineering and consulting costs incurred by the engineering and consulting firm for the Company. The restricted shares transferred will be classified as shares held in escrow.

The Company has received $166,577 in cash advances from its president subsequent to June 30, 2010, thereby increasing related party payables.