Form 10-Q
period 2010-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2010-11-12
CIK 820380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2010
Common Stock, no par value	42,241,238 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Balance Sheets
As of September 30, 2010 (unaudited) and June 30, 2010 (audited)	1

Unaudited Condensed Statements of Operations
For the three months ended September 30, 2010 and 2009 and for the Period from
September 26, 1986 (Date of Inception) through September 30, 2010	2

Unaudited Condensed Statements of Cash Flows
For the three months ended September 30, 2010 and 2009 and for the Period from
September 26, 1986 (Date of Inception) through September 30, 2010	3

Notes to Unaudited Condensed Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4: Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	9

Item 2: Unregistered Sales of Securities and Use of Proceeds	9

Item 3: Defaults Upon Senior Securities	9

Item 4: Reserved	9

Item 5: Other Information	9

Item 6: Exhibits	9

Signatures	10

-i-

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets
	September 30,	June 30,
	2010	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,741	$6,865
Prepaid expenses	2,000	2,000

Total Current Assets	4,741	8,865

Alternate solar energy systems	567,265	537,825
Property and Equipment, net of accumulated depreciation of $394,086 and $372,457, respectively	380,428	402,057
Patents, net of accumulated amortization of $27,886 and $26,474, respectively	68,141	69,553

TOTAL ASSETS	$1,020,575	$1,018,300

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$203,871	$94,525
Accrued liabilities	382,872	350,622
Related party payable	653,531	507,532
Customer deposits	2,360,250	2,360,250
Notes payable-current portion	16,185	30,881

Total Current Liabilities	3,616,709	3,343,810

Long-term notes payable	70,231	83,834

TOTAL LIABILITIES	3,686,940	3,427,644

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 4,400,000 shares issued and outstanding	417,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 37,113,492 and 37,037,153 issued and outstanding, net of 4,997,493 and 3,538,118 shares held in escrow account, respectively	36,052,180	36,032,789
Deficit accumulated during the development stage	(39,135,809)	(38,859,397)
Total Stockholders' Deficit	(2,666,365)	(2,409,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,020,575	$1,018,300

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2010	2009	September 30, 2010
Revenues
Sales	$-	$-	$111,226
Income from related party	-	-	32,348
Total revenues	-	-	143,574

Costs of sales
Cost of sales	-	-	81,927
Write down of carrying value of inventory	-	-	233,131
Total costs of sales	-	-	315,058

Gross loss	-	-	(171,484)

Operating expenses
General and administrative	160,888	1,363,831	31,428,690
Research and development	113,661	114,396	8,230,050
Impairment of patents	-	-	140,577
License fees	-	-	270,634
Total operating expenses	274,549	1,478,227	40,069,951

Loss from operations	(274,549)	(1,478,227)	(40,241,435)

Other income (expenses)
Loss on impairment of assets	-	-	(583)
Forfeiture of deposits	-	-	(236,803)
Interest income	-	59	26,580
Interest expense	(1,863)	(2,530)	(33,341)
Other income (expenses)	-	274	(32,250)
Total other income (expenses)	(1,863)	(2,197)	(276,397)

Loss before extraordinary gain	(276,412)	(1,480,424)	(40,517,832)

Extraordinary gain on sale of patents	-	-	1,382,023

Net loss	$(276,412)	$(1,480,424)	$(39,135,809)

Net loss per common share
Basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	37,079,061	34,567,801

\
See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Three Months Ended		(September 26,
	September 30,		1986) Through
	2010	2009	September 30, 2010
Cash flows from operating activities
Net loss	$(276,412)	$(1,480,424)	$(39,135,809)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	23,041	27,174	700,196
Stock-based compensation	2,500	1,082,765	22,373,641
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
Loss on disposal of equipment	-	-	18,679
Impairment of patents and abandonment of in-process rights to technology	-	-	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Stock compensation for services	-	-	120,247
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	-	9,833	7,833
(Increase) / decrease in alternate solar energy systems	(29,440)	(53,960)	(567,265)
Increase / (decrease) in customer deposits	-	540,000	2,360,250
Increase / (decrease) in accounts payable	109,346	(44,893)	203,871
Increase / (decrease) in related party payable	19,500	-	93,001
Increase / (decrease) in accrued liabilities	32,250	53,457	482,871
Net cash from operating activities	(119,215)	133,952	(14,065,855)
Cash flows from investing activities
Purchase of property and equipment	-	(2,234)	(772,135)
Purchase of rights to technology	-	-	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash from investing activities	-	(2,234)	(1,643,649)
Cash flows from financing activities
Proceeds from issuance of common stock	16,891	81,142	6,194,352
Proceeds from reissuance of treasury stock	-	-	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from cash advances from related party	166,877	138,000	3,064,080
Payments on cash advances from related party	(40,378)	(20,039)	(418,091)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(28,299)	(12,007)	(275,910)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash from financing activities	115,091	187,096	15,712,245
Net change in cash	(4,124)	318,814	2,741
Cash at beginning of period	6,865	47,537	-
Cash at end of period	$2,741	$366,351	$2,741

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2010

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2010 Annual Report on Form 10-K.  The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2011.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2010 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2010 the Company had $2,741 of cash available and had a working capital deficit of $3,611,968. The Company had no revenue and no operating income for the three months ended September 30, 2010 and 2009. As of September 30, 2010 the Company’s losses accumulated from inception and cash used in operating activities from inception totaled $39,135,809 and $14,065,855, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities.  The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable.  The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  The guidance was effective for us beginning on July 1, 2010.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

As a result of incurring a net loss for the three months ended September 30, 2010 and 2009, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 93,300,000 and 95,900,000 shares of common stock at September 30, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation.  The Company had 4,997,493 and 4,180,118 of stock held in trust at September 30, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at September 30, 2010 and 2009, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC’) Topic 718.  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the three months ended September 30, 2010 and 2009, total stock-based compensation expense recognized was $2,500 and $1,082,765, respectively and was included in general and administrative expenses.

During the three months ended September 30, 2010, employees purchased 35,714 shares of restricted stock at a 25% discount from the price of the stock on the date of the sale.  The Company recorded the value of the 25% discount of $2,500 as stock-based compensation.

During the three months ended September 30, 2010 and 2009, there were no stock options or warrants granted or exercised. 1.6 million stock options expired during the three months ended September 30, 2010.  100,000 stock options vested during the three months ended September 30, 2009.  There was no unrecognized compensation cost at September 30, 2010 related to non-vested stock based compensation awards.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of September 30, 2010, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The principal amount owed for the land notes payable at September 30, 2010 was $83,834.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $2,582 at September 30, 2010.  The note payable matures in October 2010.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2010, 40,625 shares were sold for proceeds of $9,391 at prices ranging from $0.19 to $0.26 per share.  During the three months ended September 30, 2009, 164,700 shares were sold for proceeds of $81,142 at prices ranging from $0.41 to $0.62 per share.   The proceeds were used to pay professional fees, rent, operating expenses and accrued liabilities.   At September 30, 2010, there was a balance of 4,997,493 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

The Company entered into an agreement for engineering and consulting services in July 2010.  As part of the agreement, the Company agreed to transfer in retainer 1,500,000 shares of the Company’s restricted stock to engineering consulting firm as a retainer.   The engineering consulting firm will be entitled to have shares of the restricted stock sold as reasonably needed to generate funds to pay for engineering and consulting costs incurred by the engineering and consulting firm for the Company. The restricted shares transferred were classified as shares held in escrow and are included in the balance of 4,997,493 shares in escrow accounts.

During the three months ended September 30, 2010, the Company also issued 35,714 shares of restricted common stock to employees in exchange for $7,500 in cash at a price of $0.21 per share.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received cash advances of $166,877 and $138,000 from its president during the three months ended September 30, 2010 and 2009.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the three months ended September 30, 2010, the Company settled $40,378 of the cash advances by paying the president’s personal legal expenses.  During the three months ended September 30, 2009, the Company settled $20,039 of the cash advances by paying the president’s personal legal expenses. As of September 30, 2010 and 2009, the cash advance balance, included in related party payable, was $560,531 and $558,343, respectively.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense is $6,000 per month to the President and $6,200 per month to the third party.  The amount payable to the president for rent at September 30, 2010 and 2009 was $93,000 and $65,000, respectively, and is included in related party payable.

The Company has received deposits from officers of $81,000 for alternate solar energy systems, which are included in customer deposits at September 30, 2010 and 2009.

The Company's president and two of his sons, who are also officers of the Company, control approximately 86% of the voting rights of the Company. As a result, these three individuals control the Company’s business operations and policies and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the three months ended September 30, 2010 and 2009, the Company received deposits from customer totaling $0 and $558,000, respectively, and refunded deposits totaling $0 and $18,000, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at September 30, 2010 was $2,360,250.  The agreements provide that the Company will deliver, install and startup the alternate solar energy systems prior to June 30, 2010.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy systems, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

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

NOTE 11 – SUBSEQUENT EVENTS

In October 2010, the Company sold 130,253 shares of restricted common stock, at a 25% discount, for $20,000 to a former board member.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2010 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three months ended September 30, 2010 and 2009.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2010, 40,625 shares were sold for proceeds of $9,391 at prices ranging from $0.19 to $0.26 per share.  At September 30, 2010, there was a balance of 4,997,493 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing building of the alternate solar energy systems, product development, finance any marketing programs and establish any distribution networks.  The Company had $2,741 in cash as of September 30, 2010, representing a decrease of $4,124 from June 30, 2010.  The decrease relates to net cash used in operations of $119,215 offset by net cash provided from investing activities of $115,091, primarily related to cash advances received from the Company’s president.

As of September 30, 2010, the Company had current assets of $4,741 and total assets of $1,020,575.  Current liabilities were $3,616,709 and total liabilities of $3,686,940. The ratio of current assets to current liabilities is approximately 0.001 to one. If the Company continues to need advances from its president or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

The Company's ability to continue its activities is dependent on it receiving funds from advances or the sale of equity. As noted previously, the Company’s president has provided funds from advances, but there is no formal agreement between the Company and the president to continue providing advances in the future. If the Company had to seek funds from another source, there is no assurance that funds would be available at all or on terms acceptable to the Company.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

For the three months ended September 30, 2010 and 2009, the Company had no revenue and no cost of sales.  Operations during the three months ended September 30, 2010 and 2009, primarily pertained to research and development and other activities.  Research and development expenses remained relatively constant at $113,661 for the three months ended September 30, 2010 as compared to $114,396 for the comparable period in 2009.

General and administrative expenses decreased by $1,202,943 or 88% from $1,363,831 for the three months ended September 30, 2009 to $160,888 for the three months ended September 30, 2010.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since all of the options fully vested in fiscal year 2010.

Net loss decreased by $1,204,012 from $1,480,424 for the three months ended September 30, 2009 to $276,412 for the three months ended September 30, 2010 due to the items noted above.  Net loss per common share was $0.01 and $0.04 for three months ended September 30, 2010 and 2009, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of September 30, 2010, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The principal amount owed for the land notes payable at September 30, 2010 was $83,834.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $2,582 at September 30, 2010.  The note payable matures in October 2010.

ITEM 4: CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended September 30, 2010, 40,625 shares were sold for proceeds of $9,391 at prices ranging from $0.19 to $0.26 per share. The Company also sold 35,714 shares of restricted common stock to employees for $7,500. The proceeds were used to pay professional fees, operating expenses and accounts payable.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: November 12, 2010	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director

Date: November 12, 2010	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer