Form 10-Q
period 2010-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2011-02-18
CIK 820380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2010

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 28, 2011
Common Stock, no par value	44,528,251 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Balance Sheets
As of December 31, 2010 (unaudited) and June 30, 2010 (audited)	1

Unaudited Condensed Statements of Operations
For the three and six months ended December 31, 2010 and 2009 and for the Period from
September 26, 1986 (Date of Inception) through December 31, 2010	2

Unaudited Condensed Statements of Cash Flows
For the six months ended December 31, 2010 and 2009 and for the Period from
September 26, 1986 (Date of Inception) through December 31, 2010	3

Notes to Unaudited Condensed Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4: Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	9

Item 2: Unregistered Sales of Securities and Use of Proceeds	9

Item 3: Defaults Upon Senior Securities	9

Item 4: Reserved	9

Item 5: Other Information	9

Item 6: Exhibits	9

Signatures	10

-i-

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,037	$6,865
Prepaid expenses	2,000	2,000

Total Current Assets	12,037	8,865

Alternate solar energy systems	600,741	537,825
Property and Equipment, net of accumulated depreciation of $415,715 and $372,457, respectively	358,799	402,057
Patents, net of accumulated amortization of $29,298 and $26,474, respectively	66,728	69,553

TOTAL ASSETS	$1,038,305	$1,018,300

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$327,311	$94,525
Accrued liabilities	376,587	350,622
Related party payable	97,182	507,532
Customer deposits	2,360,250	2,360,250
Notes payable-current portion	16,185	30,881

Total Current Liabilities	3,177,515	3,343,810

Long-term notes payable	70,231	83,834

TOTAL LIABILITIES	3,247,746	3,427,644

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized, 5,400,000 and 4,400,000 shares issued and outstanding, respectively	470,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized, 40,083,579 and 37,037,153 issued and outstanding, net of 4,444,672 and 3,538,118 shares held in escrow account, respectively	36,750,935	36,032,789
Deficit accumulated during the development stage	(39,430,640)	(38,859,397)
Total Stockholders' Deficit	(2,209,441)	(2,409,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,038,305	$1,018,300

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Six Months Ended		(September 26,
	December 31,		December 31,		1986) Through
	2010	2009	2010	2009	December 31, 2010
Revenues
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total revenues	-	-	-	-	143,574

Costs of sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value
of inventory	-	-	-	-	233,131
Total costs of sales	-	-	-	-	315,058

Gross loss	-	-	-	-	(171,484)

Operating expenses
General and administrative	233,780	1,177,066	394,668	2,540,897	31,662,470
Research and development	58,586	101,975	172,247	216,371	8,288,636
Impairment of patents	-	-	-	-	140,577
License fees	-	-	-	-	270,634
Total operating expenses	292,366	1,279,041	566,915	2,757,268	40,362,317

Loss from operations	(292,366)	(1,279,041)	(566,915)	(2,757,268)	(40,533,801)

Other income (expenses)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	-	-	59	26,580
Interest expense	(1,467)	(2,078)	(3,330)	(4,608)	(34,808)
Other income (expenses)	(998)	416	(998)	690	(33,248)
Total other income (expenses)	(2,465)	(1,662)	(4,328)	(3,859)	(278,862)

Loss before extraordinary gain	(294,831)	(1,280,703)	(571,243)	(2,761,127)	(40,812,663)

Extraordinary gain on sale of patents	-	-	-	-	1,382,023

Net loss	$(294,831)	$(1,280,703)	$(571,243)	$(2,761,127)	$(39,430,640)

Net loss per common share
Basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted average common shares outstanding
Basic and diluted	38,696,160	34,802,711	37,887,610	34,685,256

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Six Months Ended		(September 26,
	December 31,		1986) Through
	2010	2009	December 31, 2010
Cash flows from operating activities
Net loss	$(571,243)	$(2,761,127)	$(39,430,640)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	46,083	48,384	723,238
Stock-based compensation	55,500	2,161,861	22,426,641
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	18,679
Impairment of patents and abandonment of in-process
rights to technology	-	-	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Operating expenses paid by principal stockholder	36,000	-	36,000
Stock issued for services	-	9,833	120,247
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	-	-	7,833
(Increase) / decrease in alternate solar energy systems	(62,916)	(97,695)	(600,741)
Increase / (decrease) in customer deposits	-	603,000	2,360,250
Increase / (decrease) in accounts payable	232,786	(299,115)	327,311
Increase / (decrease) in related party payable	(5,500)	(5,000)	68,001
Increase / (decrease) in accrued liabilities	25,965	57,958	476,586
Net cash provided by (used in) operating activities	(243,325)	(281,901)	(14,189,965)

Cash flows used in investing activities
Purchase of property and equipment	-	(15,937)	(772,135)
Purchase of rights to technology	-	-	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies - Note 6	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	-	(15,937)	(1,643,649)

Cash flows provided by financing activities
Proceeds from issuance of common stock	279,646	199,464	6,457,107
Proceeds from reissuance of treasury stock	-	-	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from cash advances from related party	176,877	278,000	3,074,080
Payments on cash advances from related party	(181,727)	(56,387)	(559,440)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(28,299)	(14,904)	(275,910)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	246,497	406,173	15,843,651

Net change in cash	3,172	108,335	10,037
Cash at beginning of period	6,865	47,537	-
Cash at end of period	$10,037	$155,872	$10,037

Supplemental non-cash flow information
Settlement of advances from related party in exchange for exercise of warrants	$400,000	$-

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
December 31, 2010

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2010 Annual Report on Form 10-K.  The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2011.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2010 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2010 the Company had $10,037 of cash available and had a working capital deficit of $3,165,478. The Company had no revenue and no operating income for the three and six months ended December 31, 2010 and 2009. As of December 31, 2010 the Company’s losses accumulated from inception and cash used in operating activities from inception totaled $39,430,640 and $14,189,965, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

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

As a result of incurring a net loss for the three and six months ended December 31, 2010 and 2009, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 92,300,000 and 95,900,000 shares of common stock at December 31, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation.  The Company had 4,444,672 and 3,861,718 shares of stock held in trust at December 31, 2010 and 2009, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at December 31, 2010 and 2009, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC’) Topic 718.  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the six months ended December 31, 2010 and 2009, total stock-based compensation expense recognized was $55,500 and $2,161,861, respectively.  For the three months ended December 31, 2010 and 2009, total stock-based compensation expense recognized was $53,000 and $1,079,096, respectively.  Stock-based compensation was included in general and administrative expenses.

During the six months ended December 31, 2010, employees purchased 35,714 shares of restricted stock at a 25% discount from the price of the stock on the date of the sale.  The Company recorded the value of the 25% discount of $2,500 as stock-based compensation.  During the six months ended December 31, 2010, the Company issued 1,000,000 Series A Preferred Stock entitled to the voting rights of 100 common shares for each preferred share, valued at $53,000, to two of its executives which was recorded as stock-based compensation.

During the six months ended December 31, 2010, 1.0 million warrants were exercised for settlement of cash advances. During the six months ended December 31, 2010 and 2009, there were no stock options or warrants granted and 1.6 million stock options expired during the six months ended December 31, 2010.  100,000 stock options vested during the six months ended December 31, 2009.  There was no unrecognized compensation cost at December 31, 2010 related to non-vested stock based compensation awards.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2010, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The principal amount owed for the land notes payable at December 31, 2010 was $83,834.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $2,582 at December 31, 2010.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2010, 593,446 shares were sold for proceeds of $100,512 at prices ranging from $0.10 to $0.26 per share.  During the six months ended December 31, 2009, 483,100 shares were sold for proceeds of $199,464 at prices ranging from $0.31 to $.62 per share.   The proceeds were used to pay professional fees, rent, and operating expenses.   At December 31, 2010, there was a balance of 4,444,672 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

The Company entered into an agreement for engineering and consulting services in July 2010.  As part of the agreement, the Company agreed to transfer in retainer 1,500,000 shares of the Company’s restricted stock to engineering consulting firm as a retainer.   The engineering consulting firm will be entitled to have shares of the restricted stock sold as reasonably needed to generate funds to pay for engineering and consulting costs incurred by the engineering and consulting firm for the Company. The restricted shares transferred were classified as shares held in escrow and are included in the balance of 4,444,672 shares in escrow accounts.  As of December 31, 2010, all of the 1,500,000 shares are still held in escrow.

During the six months ended December 31, 2010, the Company also issued 35,714 shares of restricted common stock to employees in exchange for $7,500 in cash at a price of $0.21 per share and issued 1,417,266 shares of restricted common stock to third parties for $171,635 at prices ranging from $0.09 to $0.17 per share.

Common Stock Issued for Settlement of Related Party Payable - As described in Note 8, during the six months ended December 31, 2010, the Company issued 1,000,000 shares of common stock upon the exercise of warrants at $0.40 per share for settlement of cash advances.

Series A Preferred Stock – During the six months ended December 31, 2010, the Company issued 1,000,000 Series A Preferred Stock entitled to the voting rights of 100 common shares for each preferred share, valued at $53,000, to two of its executives for compensation.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received cash advances of $176,877 and $278,000 from its president during the six months ended December 31, 2010 and 2009.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the six months ended December 31, 2010, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock upon the exercise of warrants and settled $181,727 of the cash advances by paying the president’s personal legal expenses.  During the six months ended December 31, 2009, the Company settled $56,387 of the cash advances by paying the president’s personal legal expenses. As of December 31, 2010 and June 30, 2010, the cash advance balance, included in related party payable, was $29,182 and $434,032, respectively.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense was $6,000 per month to the President and $6,200 per month to the third party.  Effective July 1, 2010, the president stopped charging the Company rent. However, because the president is principal stockholder, rent expense of $6,000 per month has been recorded and credited to equity as contributed capital. The amount payable to the president for rent at December 31, 2010 and June 30, 2010 was $68,000 and $73,500, respectively, and is included in related party payable.  The amount recorded to equity for rent was $36,000 for the six months ended December 31, 2010.

The Company has received deposits from officers of $81,000 for alternate solar energy systems, which are included in customer deposits at December 31, 2010 and June 30, 2010.

The Company's president and two of his sons, who are also officers of the Company, control more than 85% of the voting rights of the Company. As a result, these three individuals control the Company’s business operations and policies and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the six months ended December 31, 2010 and 2009, the Company received deposits from customer totaling $0 and $621,000, respectively, and refunded deposits totaling $0 and $18,000, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at December 31, 2010 was $2,360,250.  The agreements provide that the Company will deliver, install and startup the alternate solar energy systems prior to June 30, 2010.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy systems, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2010 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and six months ended December 31, 2010 and 2009.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the six months ended December 31, 2010, 593,446 shares were sold for proceeds of $100,512 at prices ranging from $0.10 to $0.26 per share.  At December 31, 2010, there was a balance of 4,444,672 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

During the six months ended December 31, 2010, the Company sold 1,452,980 shares of restricted common stock to employees and third parties for proceeds of $179,135 at prices ranging from $0.09 to $0.21 per share.  The Company anticipates selling additional restricted shares to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing building of the alternate solar energy systems, product development, finance any marketing programs and establish any distribution networks.  The Company had $10,037 in cash as of December 31, 2010, representing an increase of $3,172 from June 30, 2010.  The increase relates to net cash used in operations of $243,325 offset by net cash provided from investing activities of $246,497, primarily related to cash advances received from the Company’s president and proceeds from issuance of restricted common stock.

As of December 31, 2010, the Company had current assets of $12,037 and total assets of $1,038,305.  Current liabilities were $3,177,515 and total liabilities of $3,247,746. The ratio of current assets to current liabilities is approximately 0.004 to one.  If the Company continues to need advances from its president or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

The Company's ability to continue its activities is dependent on it receiving funds from advances or the sale of equity.  As noted previously, the Company’s president has provided funds from advances, but there is no formal agreement between the Company and the president to continue providing advances in the future.  There is also no assurance that there will be buyers for the sale of equity.  If the Company had to seek funds from another source, there is no assurance that funds would be available at all or on terms acceptable to the Company.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

For the three months ended December 31, 2010 and 2009, the Company had no revenue and no cost of sales.  Operations during the three months ended December 31, 2010 and 2009, primarily pertained to research and development and other activities.  Research and development expenses decreased by $43,389 or 43% to $58,586 for the three months ended December 31, 2010 from $101,975 for the three months ended December 31, 2009.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine.

General and administrative expenses decreased by $943,286 or 80% from $1,177,066 for the three months ended December 31, 2009 to $233,780 for the three months ended December 31, 2010.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since all of the options fully vested in fiscal year 2010.

Net loss decreased by $985,872 from $1,280,703 for the three months ended December 31, 2009 to $294,831 for the three months ended December 31, 2010 due to the items noted above.  Net loss per common share was $0.01 and $0.04 for three months ended December 31, 2010 and 2009, respectively.

Six Months Ended December 31, 2010 compared to the Six Months Ended December 31, 2009

For the six months ended December 31, 2010 and 2009, the Company had no revenue and no cost of sales.  Operations during the six months ended September 30, 2010 and 2009, primarily pertained to research and development and other activities.  Research and development expenses decreased by $44,124 or 20% to $172,247 for the six months ended December 31, 2010 from $216,371 for the six months ended December 31, 2009.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine.

General and administrative expenses decreased by $2,146,229 or 87% from $2,540,897 for the six months ended December 31, 2009 to $394,668 for the six months ended December 31, 2010.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since all of the options fully vested in fiscal year 2010.

Net loss decreased by $2,189,884 from $2,761,127 for the six months ended December 31, 2009 to $571,243 for the six months ended December 31, 2010 due to the items noted above.  Net loss per common share was $0.02 and $0.08 for six months ended December 31, 2010 and 2009, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of December 31, 2010, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The principal amount owed for the land notes payable at December 31, 2010 was $83,834.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65% and is payable in monthly installments of $4,000.  The total amount owed for the equipment note payable was $2,582 at December 31, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended December 31, 2010, 552,821, shares were sold for proceeds of $91,120 at prices ranging from $0.10 to $0.24 per share. The Company also sold 1,417,266 shares of restricted common stock to third parties for $171,635 at prices ranging from $0.09 to $0.17 per share. The proceeds were used to pay professional fees, operating expenses and accounts payable.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: February 18, 2011	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director

Date: February 18, 2011	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer