Form 10-Q
period 2011-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2011-05-13
CIK 820380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 3, 2011
Common Stock, no par value	46,971,797 shares

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)

TABLE   OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements

Condensed Balance Sheets
As of March 31, 2011 (unaudited) and June 30, 2010 (audited)	1

Unaudited Condensed Statements of Operations
For the three and nine months ended March 31, 2011 and 2010 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2011	2

Unaudited Condensed Statements of Cash Flows
For the nine months ended March 31, 2011 and 2010 and for the Period from September 26, 1986 (Date of Inception) through March 31, 2011	3

Notes to Unaudited Condensed Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4: Controls and Procedures	9
PART II – OTHER INFORMATION
Item 1: Legal Proceedings	9

Item 2: Unregistered Sales of Securities and Use of Proceeds	9

Item 3: Defaults Upon Senior Securities	9

Item 4: Reserved	9

Item 5: Other Information	9

Item 6: Exhibits	10

Signatures	10

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,737	$6,865
Prepaid expenses	2,000	2,000

Total Current Assets	5,737	8,865

Alternate solar energy systems	618,910	537,825
Property and Equipment, net of accumulated depreciation of $436,650 and $372,457, respectively	338,364	402,057
Patents, net of accumulated amortization of $30,710 and $26,474, respectively	65,316	69,553

TOTAL ASSETS	$1,028,327	$1,018,300

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$324,284	$94,525
Accrued liabilities	396,268	350,622
Related party payable	39,241	507,532
Customer deposits	2,360,250	2,360,250
Notes payable-current portion	16,185	30,881

Total Current Liabilities	3,136,228	3,343,810

Long-term notes payable	70,231	83,834

TOTAL LIABILITIES	3,206,459	3,427,644

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Class A, no par value; 22,000,000 shares authorized,
5,400,000 and 4,400,000 shares issued and outstanding, respectively	470,264	417,264
Preferred stock, Class B, no par value, 3,000,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares
authorized, 42,239,072 and 37,037,153 issued and outstanding, net of 3,922,725 and 3,538,118 shares held in escrow
account, respectively	37,016,012	36,032,789
Deficit accumulated during the development stage	(39,664,408)	(38,859,397)
Total Stockholders' Deficit	(2,178,132)	(2,409,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,028,327	$1,018,300

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					For the Period
					From Inception
	For the Three Months Ended		For the Nine Months Ended		(September 26,
	March 31,		March 31,		1986) Through
	2011	2010	2011	2010	March 31, 2011
Revenues
Sales	$-	$-	$-	$-	$111,226
Income from related party	-	-	-	-	32,348
Total revenues	-	-	-	-	143,574

Costs of sales
Cost of sales	-	-	-	-	81,927
Write down of carrying value
of inventory	-	-	-	-	233,131
Total costs of sales	-	-	-	-	315,058

Gross loss	-	-	-	-	(171,484)

Operating expenses
General and administrative	148,730	284,128	543,398	2,825,025	31,811,200
Research and development	84,278	118,297	256,525	334,668	8,372,914
Impairment of patents	-	-	-	-	140,577
License fees	-	-	-	-	270,634
Total operating expenses	233,008	402,425	799,923	3,159,693	40,595,325

Loss from operations	(233,008)	(402,425)	(799,923)	(3,159,693)	(40,766,809)

Other income (expenses)
Loss on impairment of assets	-	-	-	-	(583)
Forfeiture of deposits	-	-	-	-	(236,803)
Interest income	-	32	-	91	26,580
Interest expense	(1,468)	(2,084)	(4,798)	(6,692)	(36,276)
Other income (expenses)	708	(293)	(290)	397	(32,540)
Total other income (expenses)	(760)	(2,345)	(5,088)	(6,204)	(279,622)

Loss before extraordinary gain	(233,768)	(404,770)	(805,011)	(3,165,897)	(41,046,431)

Extraordinary gain on sale of patents	-	-	-	-	1,382,023

Net loss	$(233,768)	$(404,770)	$(805,011)	$(3,165,897)	$(39,664,408)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.09)

Weighted average common shares outstanding
Basic and diluted	41,193,685	36,123,465	38,973,547	35,157,660

See accompanying notes to condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			For the Period
			From Inception
	For the Nine Months Ended		(September 26,
	March 31,		1986) Through
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$(805,011)	$(3,165,897)	$(39,664,408)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	68,430	69,933	745,585
Stock-based compensation	57,500	2,286,923	22,428,641
Forfeiture of deposits	-	-	236,803
Write down of carrying value of inventory	-	-	16,945
Write off of equipment to research and development	-	-	23,900
(Gain) / loss on disposal of equipment	-	-	18,679
Impairment of patents and abandonment of in-process
rights to technology	-	-	387,128
Extraordinary gain on sale of patents	-	-	(1,382,023)
Gain on settlement of debt	-	-	(6,123)
Operating expenses paid by principal stockholder	54,000	-	54,000
Stock issued for services	-	9,833	120,247
Changes in current assets and liabilities:
(Increase) / decrease in prepaid expenses	-	-	7,833
(Increase) / decrease in alternate solar energy systems	(81,085)	(128,362)	(618,910)
Increase / (decrease) in customer deposits	-	603,000	2,360,250
Increase / (decrease) in accounts payable	229,759	(346,655)	324,284
Increase / (decrease) in related party payable	(5,500)	(8,001)	68,001
Increase / (decrease) in accrued liabilities	45,646	117,659	496,267
Net cash used in operating activities	(436,261)	(561,567)	(14,382,901)
Cash flows used in investing activities
Purchase of property and equipment	(500)	(16,851)	(772,635)
Purchase of rights to technology	-	-	(706,643)
Organization costs	-	-	(1,880)
Net cash advanced to related party	-	-	(1,644,988)
Commitments and contingencies - Note 6	-	-	44,220
Proceeds from sale of equipment	-	-	2,500
Repayment of cash loaned to related party	-	-	53,254
Net proceeds from sale of patents	-	-	1,382,023
Net cash used in investing activities	(500)	(16,851)	(1,644,149)
Cash flows provided by financing activities
Proceeds from issuance of common stock	524,723	303,552	6,702,184
Proceeds from reissuance of treasury stock	-	-	751,573
Contributed capital	-	-	6,270,559
Payments for treasury stock	-	-	(3,325)
Payments for stock offering costs	-	-	(56,509)
Proceeds from cash advances from related party	176,877	373,082	3,074,080
Payments on cash advances from related party	(239,668)	(71,228)	(617,381)
Proceeds from notes payable	-	-	29,857
Payments on notes payable and capital lease obligations	(28,299)	(26,510)	(275,910)
Proceeds from related party deposits	-	-	224,400
Purchases of equipment held for distribution	-	-	(68,741)
Net cash provided by financing activities	433,633	578,896	16,030,787
Net change in cash	(3,128)	478	3,737
Cash at beginning of period	6,865	47,537	-
Cash at end of period	$3,737	$48,015	$3,737

Supplemental non-cash flow information
Settlement of advances from related party in exchange
for exercise of warrants	$400,000	$400,000

See accompanying notes to condensed financial statements.

International Automated Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2011

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2010 Annual Report on Form 10-K.  The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2011.  The Company’s significant accounting policies are set forth in Note 1 to the financial statements in the June 30, 2010 Annual Report on Form 10-K.

NOTE 2 - BUSINESS CONDITION/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2011 the Company had $3,737 of cash available and had a working capital deficit of $3,130,491. The Company had no revenue and no operating income for the three and nine months ended March 31, 2011 and 2010. As of March 31, 2011 the Company’s losses accumulated from inception and cash used in operating activities from inception totaled $39,664,408 and $14,382,901, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is in the process of negotiating various sales agreements and is hopeful these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

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

As a result of incurring a net loss for the three and nine months ended March 31, 2011 and 2010, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 92,300,000 and 94,900,000 shares of common stock at March 31, 2011 and 2010, respectively, which are not included in the basic earnings per share calculation.  The Company had 3,922,725 and 3,624,618 shares of stock held in trust at March 31, 2011 and 2010, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at March 31, 2011 and 2010, which are not included in the basic earnings per share calculation.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC’) Topic 718.  The Company estimated the fair value of options and warrants granted under stock-based compensation arrangements at the grant date using the Black-Scholes model.  For the nine months ended March 31, 2011 and 2010, total stock-based compensation expense recognized was $57,500 and $2,286,923, respectively.  For the three months ended March 31, 2011 and 2010, total stock-based compensation expense recognized was $2,000 and $125,062, respectively.  Stock-based compensation was included in general and administrative expenses.

During the nine months ended March 31, 2011, employees purchased 102,381 shares of restricted stock for cash at a 25% discount from the price of the stock on the date of the sale.  The Company recorded the value of the 25% discount of $4,500 as stock-based compensation.  During the nine months ended March 31, 2011, the Company issued 1,000,000 Series A Preferred Stock entitled to the voting rights of 100 common shares for each preferred share, valued at $53,000, to two of its executives which was recorded as stock-based compensation.

During the nine months ended March 31, 2010, the Company granted 300,000 shares of restricted stock, respectively, to employees, which vested immediately.   The grant date fair value of the restricted stock awards was estimated using the closing market price of the Company’s common stock on the grant date, with the compensation expense being recognized immediately.  The stock based compensation recognized during the nine months ended March 31, 2010 for the grants of restricted shares was $105,000, as included in the stock-based compensation expenses mentioned in the above paragraph.  The weighted average grant date fair value of restricted stock awards granted during the nine months March 31, 2010 was $0.35.

During both the nine months ended March 31, 2011 and 2010, one million warrants were exercised for settlement of cash advances. During the nine months ended March 31, 2011 and 2010, there were no stock options or warrants granted and 1.6 million stock options expired during the nine months ended March 31, 2011.  There was no unrecognized compensation cost at March 31, 2011 related to non-vested stock based compensation awards.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2011, the Company has not provided any services or equipment required under this agreement and has recognized no revenues.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The principal amount owed for the land notes payable at March 31, 2011 was $83,834.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65%.  The total amount owed for the equipment note payable was $2,582 at March 31, 2011.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock Issued for Cash— The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2011, 1,115,393 shares from escrow accounts were sold for proceeds of $176,188 at prices ranging from $0.10 to $0.26 per share.  During the nine months ended March 31, 2010, 720,200 shares from escrow accounts were sold for proceeds of $278,551 at prices ranging from $0.24 to $.62 per share.   The proceeds were used to pay professional fees, rent, and operating expenses.   At March 31, 2011, there was a balance of 3,922,725 shares in the escrow accounts.  These shares are not accounted for as issued or outstanding common shares.

The Company entered into an agreement for engineering and consulting services in July 2010.  As part of the agreement, the Company agreed to transfer in retainer 1,500,000 shares of the Company’s restricted stock to engineering consulting firm as a retainer.   The engineering consulting firm will be entitled to have shares of the restricted stock sold as reasonably needed to generate funds to pay for engineering and consulting costs incurred by the engineering and consulting firm for the Company. The restricted shares transferred were classified as shares held in escrow and are included in the balance of 3,922,725 shares in escrow accounts. As of March 31, 2011, all of the 1,500,000 shares are still held in escrow.

During the nine months ended March 31, 2011, the Company also issued 102,381 shares of restricted common stock to employees in exchange for $13,500 in cash at prices ranging from $0.09 to $0.21 per share and issued 2,984,145 shares of restricted common stock to third parties for $335,035 at prices ranging from $0.09 to $0.17 per share.

Common Stock Issued for Settlement of Related Party Payable - As described in Note 8, during the nine months ended March 31, 2011, the Company issued 1,000,000 shares of common stock upon the exercise of warrants at $0.40 per share for settlement of cash advances.

Series A Preferred Stock – During the nine months ended March 31, 2011, the Company issued 1,000,000 Series A Preferred Stock entitled to the voting rights of 100 common shares for each preferred share, valued at $53,000, to two of its executives for compensation.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received cash advances of $176,877 and $373,082 from its president during the nine months ended March 31, 2011 and 2010 and offset $28,759 of the related party rent with the cash advances.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the nine months ended March 31, 2011 and 2010, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock upon the exercise of warrants at $0.40 per share and settled $239,668 of the cash advances by paying the president’s personal legal expenses. During the nine months ended March 31, 2010, the Company settled $71,228 of the cash advances by paying the president’s personal legal expenses. As of March 31, 2011 and June 30, 2010, the cash advance balance, included in related party payable, was zero and a payable of $434,032, respectively.

During 2003, the Company commenced leasing office and research and development space on a month-to-month basis from the president and a third party.  The lease is an operating lease and rent expense was $6,000 per month to the President and $6,200 per month to the third party.  Effective July 1, 2010, the president stopped charging the Company rent. However, because the president is a principal stockholder, rent expense of $6,000 per month has been recorded and credited to equity as contributed capital. The amount payable to the president for rent at March 31, 2011 and June 30, 2010 was $39,241 and $73,500, respectively, and is included in related party payable.  The amount recorded to equity for rent was $54,000 for the nine months ended March 31, 2011.

The Company has received deposits from officers of $81,000 for alternate solar energy systems, which are included in customer deposits at March 31, 2011 and June 30, 2010.

The Company's president and two of his sons, who are also officers of the Company, control more than 85% of the voting rights of the Company. As a result, these three individuals control the Company’s business operations and policies and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

NOTE 9 – DEPOSITS FROM CUSTOMERS

During the nine months ended March 31, 2011 and 2010, the Company received deposits from customer totaling $0 and $621,000, respectively, and refunded deposits totaling $0 and $18,000, respectively, relating to contract agreements to build, install and maintain alternate solar energy systems.

The total amount of customer deposits at March 31, 2011 was $2,360,250.  The agreements provide that the Company will deliver, install and startup the alternate solar energy systems prior to June 30, 2010.  The Company has and continues to work toward delivering, installing and starting up the alternate solar energy systems, but the energy output has not been verified.  Therefore, for all of these agreements, the customers may request a return of their deposits since the Company has not verified output of the energy.

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

NOTE 11 – SUBSEQUENT EVENTS

In April 2011, the Company sold 810,000 shares of restricted common stock, at a 25% discount, for $93,000 to a third party and an employee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to delays in product development, the development of marketing and distribution channel and market acceptance of its products and other risks that may be beyond the control of the Company. The following discussion should be read in conjunction with our unaudited condensed  financial statements and notes thereto included in this Form 10-Q and our audited  financial statements included in our annual report on Form 10-K  for the year ended June 30, 2010 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and nine months ended March 31, 2011 and 2010.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the nine months ended March 31, 2011, 1,115,393 shares from escrow accounts were sold for proceeds of $176,188 at prices ranging from $0.10 to $0.26 per share.  At March 31, 2011, there was a balance of 3,922,725 shares in the escrow accounts.  The Company anticipates that a portion of these shares will be sold to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

During the nine months ended March 31, 2011, the Company sold 3,086,526 shares of restricted common stock to employees and third parties for proceeds of $348,535 at prices ranging from $0.09 to $0.21 per share.  The Company anticipates selling additional restricted shares to help fund ongoing operations, but there is no assurance that there will be buyers for the shares.

The Company has no line of credit with any financial institution and it doesn’t believe it will be able to establish a line of credit from conventional sources until the Company has consistent revenue.  Management is in the process of negotiating various sales agreements and is hopeful these sales will generate cash flow to help the Company fund continuing operations.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing building of the alternate solar energy systems, product development, finance any marketing programs and establish any distribution networks.  The Company had $3,737 in cash as of March 31, 2011, representing a decrease of $3,128 from June 30, 2010.  The decrease relates to net cash used in operations of $436,261 and net cash used in investing activities of $500 offset by net cash provided from financing activities of $433,633, primarily related to cash advances received from the Company’s president and proceeds from issuance of restricted common stock.

As of March 31, 2011, the Company had current assets of $5,737 and total assets of $1,028,327.  Current liabilities were $3,136,228 and total liabilities of $3,206,459. The ratio of current assets to current liabilities is approximately 0.002 to one.  If the Company continues to need advances from its president, proceeds from the sale of restricted stock or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties. The Company's ability to continue its activities is dependent on it receiving funds from advances or the sale of equity.  As noted previously, the Company’s president has provided funds from advances, but there is no formal agreement between the Company and the president to continue providing advances in the future.  There is also no assurance that there will be buyers for the sale of equity.  If the Company had to seek funds from another source, there is no assurance that funds would be available at all or on terms acceptable to the Company.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

For the three months ended March 31, 2011 and 2010, the Company had no revenue and no cost of sales.  Operations during the three months ended March 31, 2011 and 2010, primarily pertained to research and development and other activities.  Research and development expenses decreased by $34,019 or 29% to $84,278 for the three months ended March 31, 2011 from $118,297 for the three months ended March 31, 2010.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine.

General and administrative expenses decreased by $135,398 or 48% from $284,128 for the three months ended March 31, 2010 to $148,730 for the three months ended March 31, 2011.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since all of the options fully vested in fiscal year 2010 and restricted shares were granted to employees during the three months ended March 31, 2010.

Net loss decreased by $171,002 from $404,770 for the three months ended March 31, 2010 to $233,768 for the three months ended March 31, 2011 due to the items noted above.  Net loss per common share was $0.01 for the three months ended March 31, 2011 and 2010.

Nine Months Ended March 31, 2011 compared to the Nine Months Ended March 31, 2010

For the nine months ended March 31, 2011 and 2010, the Company had no revenue and no cost of sales.  Operations during the nine months ended March 31, 2011 and 2010, primarily pertained to research and development and other activities.  Research and development expenses decreased by $78,143 or 23% to $256,525 for the nine months ended March 31, 2011 from $334,668 for the nine months ended March 31, 2010.  The decrease is primarily due to purchasing less research and development materials for the alternate solar energy system and bladeless turbine.

General and administrative expenses decreased by $2,281,627 or 81% from $2,825,025 for the nine months ended March 31, 2010 to $543,398 for the nine months ended March 31, 2011.  The decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation since all of the options fully vested in fiscal year 2010.

Net loss decreased by $2,360,886 from $3,165,897 for the nine months ended March 31, 2010 to $805,011 for the nine months ended March 31, 2011 due to the items noted above.  Net loss per common share was $0.02 and $0.09 for the nine months ended March 31, 2011 and 2010, respectively.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Sales Commitments - During December 2005, the Company entered into a purchase and installation contract with Solar Renewable Energy-1, LLC for a solar thermal power plant. The contract is contingent on several factors and provides for certain progress payments. As of March 31, 2011, the Company has not provided any services or equipment required under this agreement and has recognized no revenues. The Company’s board of directors authorized the Company to enter into an agreement dated May 14, 2004 and amended October 13, 2004, with the Company’s president, in which the Company acquired patents, patents pending, designs and contracts related to certain technology developed by the president from the president.  As consideration, the Company authorized and issued warrants to purchase 100,000,000 shares of common stock to the president and agreed to pay the president royalties in the future equal to 10% of future sales proceeds from the technology.

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

Notes Payable – The Company has entered into two notes payable with financing companies collateralized by a deed of trust covering the underlying property.  The principal amount owed for the land notes payable at March 31, 2011 was $83,834.  Both notes payable mature in fiscal year 2016.

The Company entered into a note payable with a company to purchase equipment during March 2009.  The note payable bears interest at a weighted average interest rate of 4.65%.  The total amount owed for the equipment note payable was $2,582 at March 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has shares of common stock in escrow accounts. Proceeds from the sale of stock from these escrow accounts are placed in separate escrow accounts to be used at the Company’s and the trustee’s discretion. During the three months ended March 31, 2011, 521,947, shares were sold for proceeds of $75,677 at prices ranging from $0.11 to $0.21 per share. The Company also sold 1,566,879 shares of restricted common stock to third parties for $163,400 at prices ranging from $0.09 to $0.14 per share. The proceeds were used to pay professional fees, operating expenses and accounts payable.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

Date: May 13, 2011	By	/s/ Neldon Johnson
Neldon Johnson
President, Chief Executive Officer, Director

Date: May 13, 2011	By	/s/ LaGrand Johnson
LaGrand Johnson
Chief Financial Officer