Form 10-K
period 2014-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2015-07-16
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014.

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

55 N Merchant St 608 American Fork, Utah 84003

(Address of principal executive offices)

Registrant's telephone number, including area code:      (801) 423-8132

Securities registered pursuant to Section 12(b) of the Act:    None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities to be registered under section 12(g) of the Act:    None

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ]  No

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

o Large accelerated filer	o Accelerated filer	o Non-accelerated filer	x Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X]  No1

State the registrant's net revenue for its most recent fiscal year:    $0.00. The aggregate market value of voting stock held by non-affiliates of the registrant on July 7, 2015, was approximately $23,886,528.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 7,  2015, there were outstanding 64,894,305 shares of Registrant’s common stock,  no par value per share and 5,700,000 shares of preferred stock issued and outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY
Exact corporate name:	International Automated Systems, Inc.
State and date of incorporation:	Utah- September 26, 1986.
Street address of principal office:	55 N Merchant St 608
American Fork, Utah 84003
Company telephone number:	(801) 423-8132
Fiscal year:	June 30

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

OVERVIEW

International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in American Fork, Utah, seeks to design, produce and market leading edge technology products.  The Company has a production model of a patented turbine which uses the expansion of steam to generate a rotational force. This force can then be used to generate power.  The Company feels the turbine could be used in, but not limited to, the production of electricity, hydrogen or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a commercial turbine may never be accepted.

The Company has a Alternate Solar Energy Thermal System (“System”) which can be used in conjunction with the Company’s bladeless turbine to generate power. The system tracks the sun as it concentrates the solar energy onto a receiver and this energy is captured and used to propel the bladeless turbine. A typical System will use multiple concentrators to supply a single turbine.

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

Propulsion Steam Turbine

The Company has a patented bladeless turbine production model. It uses the expansion of steam, through propulsion, to create a rotational force.

The production model has been tested using pure steam created by a gas heat exchanger. The Company feels their propulsion design has several advantages over current bladed turbines. The Company believes their turbine is at least as efficient as traditional turbines, is smaller in size, requires less maintenance, is mass producible and therefore less expensive to manufacture. It also doesn't require cooling towers, thus making it more mobile, more economical and water conserving.  Hereafter referred to as “System” or “Alternate Solar Energy Thermal System.”.

The Company believes that the turbine will be marketable in the utility power industry, hydrogen production and transportation. There are also risks that the Company will not be able to manufacture a commercially marketable turbine because of lack of financing, government interference, industry non-acceptance of many other conditions not under the Company's control.

The Company has a model of a System which can be used to produce steam to drive the Company’s bladeless turbine. The Company believes that the possible advantage over other similar systems is the System’s ability to be mass produced, thus reducing its overall cost as compared to other systems. The Company has developed proprietary structural and lens designs in anticipation of mass production of the System.

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

The Self-Check System is designed to replace clerk operated cashier registers that are used in retail and grocery stores. In addition, the Self-Check System, when fully and completely implemented, is intended to allow a store manager to maintain accurate inventory on a contemporaneous basis.  The contemporaneous inventory assists in reordering and restocking. It is believed that the Self-Check System may simplify price verification and may provide customers with better and faster service.

Operation of Self-Check System

The Self-Check System operates as follows.  Customers make their selections for purchase.  A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader.  The bar code provides, as a data base index, the product description, weight and price. This information is then relayed on an item by item basis to the computer and the computer transmits the data in its memory to the check-out terminal. The product information, item description and price, are then displayed on the screen.  A running subtotal for all items purchased is also shown.  Each item scanned is placed into a receiving basket or cart on a sensitive scale.  The weight of the item scanned and placed in the receiving basket is compared to the weight for that item as recorded in the computer.  The computer compares the weight of the scanned item with the weight for that item in the database.  If the weight differs, an error code is displayed and an attendant is summoned to assist the customer or to override the Self-Check System. Once all the items are scanned, a final tally is made.  Payment is then made to the attendant either through a debit or credit card, check or cash. A payment may also be made without an attendant through the use of the "AFIM" which will verify the identity of the person making the transaction and automatically debit their account electronically.

The Self-Check System interfaces with computers and data is transferred back and forth between the check-out terminals and the main computer. The interface may be compatible with various scanners and scales so the Self-Check System may be adaptable to equipment already from other manufacturers.  The Self-Check System allows one clerk to handle simultaneously multiple check-out stations or lanes.

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

The Self-Check System uses proprietary software developed by the Company.  The Self-Check System also offers a hand-held unit to be used for price verification and taking physical inventory counts.  The hand-held unit reads the bar codes and verifies the price in the database.  This hand-held unit also is used to take physical counts for inventory control.  The Self-Check System may also include a check-in station at the loading dock. Items delivered are checked and the prices verified against purchase orders allowing greater control. Price verification can be done using the hand-held unit while the products are on the shelf.

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

Competition

Competitors offer a similar Self-Check System. The success of these other entities and the system used may individually or collectively, significantly affect the Company's attempt to commercialize its Self-Check System. The Company has no market studies to determine its relative position with its competitors in the market place.  Some competitors have been in business longer, have more experienced personnel, have greater financial resources and better name recognition in the marketplace,

Automatic Fingerprint Identification Machine.

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

Possible Commercial Applications.

Different commercial applications of the AFIM are under development.  One application is a time clock.  The digitized fingerprint stored on the magnetic strip on the back of a card like a credit card must match the person's fingerprint that is recording his arrival at or departure from the workplace.  Because the AFIM system validates the identity of the person using the time clock, fellow workers cannot make in or out entries for other workers.

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

For future development and possible commercialization of the AFIM technology and the possible application the Company may attempt to enter into licensing agreements or joint ventures.  Presently the Company is merely considering the possibility of licensing agreements or joint venture agreements. At this time there are no agreements to which the Company is a party for licensing, royalties or joint venture projects.

Competition.

The AFIM based products compete with a broad spectrum of products which verify identity. Competitors offer products based on some form of bio-metrics.  Some competitors offer fingerprint based systems. The success of these other entities and the system used may individually or collectively, significantly affect the Company's attempt to commercialize AFIM. The Company has no market studies to determine its relative position with its competitors in the market place.  Some competitors have been in business longer, have more experienced personnel, have greater financial resources and better name recognition in the marketplace.

Possible Advantages.

The Company believes that the AFIM products may be quicker, more reliable, and more cost-effective than other identification systems. The Company has no empirical data or statistics to support its belief.

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

The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees, particularly Neldon Johnson, President of the Company.  The loss of Mr. Johnson would have a substantial, material adverse effect on the Company. The Company has entered into an agreement with Neldon Johnson to act as President and Chief Executive Officer for a period of ten years beginning in July 2000. No new agreement has been formalized.

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

Patents and Trade Secrets.

The Company has been assigned or will be assigned the rights to several U.S. patents.  Four patents pertaining to the AFIM technology granted January 1997, February 2001, July 2001, and September 2002, seven patents relate to the DWM technology granted May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001, one patent pertaining to shelf tag granted September 2003, and four patents relating to the turbine granted March 2003, January 2004, February 2006 and November 2007.  One patent pertaining to the solar energy technology was granted in October 2007.

The Company has not sought or received an opinion from an independent patent attorney regarding the strength of the patents or patents pending and the ability of the Company to withstand any challenge to the patent or any future efforts by the Company to enforce its rights under a patent or patents against others.  In 2008 a court held that one of the AFIM patents was invalid. See further discussion in Item 3.

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

Future Funding

Because the Company is a development stage company and currently has no revenue, it will continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money. However, shares have been sold from the escrow accounts and it is anticipated that additional shares will be sold from the escrow accounts. In the past, the Company has received funds from its president and his relatives in the form of cash advancesThe Company received cash advances of $498,082 and $557,101 from its president during the years ended June 30, 2014 and 2013.  The advances are non-interest bearing, payable upon demand and included in related party payables.  During the year ended June 30, 2014, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock to the president upon the exercise of warrants; and paid $104,432 of the cash advances. The balance was $434,032 at June 30, 2014 and is unsecured, payable on demand and non-interest bearing.

General

From its inception the Company's primary activity has been the development of different technologies. Since its formation, the Company has developed technologies which are in different stages of development. To date the Company has not marketed a commercially acceptable product.

Employees

Employees will be hired as needed.  Our employees are not represented by any labor union, and we believe our relations with employees are good.

Company Headquarters

The Company's address is located at 55 N Merchant St 608 American Fork, Utah 84003.

Warranty

The Company warrants that its System will remain in good operating condition for a thirty-five year period commencing on the installation date and that it will be responsible for all material, equipment and labor costs incurred to complete such maintenance and repair work during that period.

Marketing

Currently the Company has not finalized its marketing strategy for its products.

The Company received deposits of $2,360,250 from parties toward the purchase of approximately 270 Systems.

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

The Company has no market share for any products.

In marketing the Company faces competition from major companies with established systems in the point of sale terminal market. Overcoming reluctance to change may be difficult.  In addition, the Self-Check System may not be compatible with or applicable to all types of retail operations.

The Company may rely on prospects known to management or developed by word of mouth.  The Company may develop a franchise program as a means to market and distribute the Self-Check System or OrderXCEL system.

Manufacturing and Raw Materials

The development of the turbine and Self-Check System has been done mostly by the Company, but if needed, the design could be outsourced. If marketing efforts succeed and demand for the turbine and the System increase, the Company plans to have them manufactured by established companies in their fields, with much of the assembling done on site.

Management believes that the supplies and parts are readily available from sources presently used by the Company or from alternative sources which can be used as needed.  The Company has no backlog.

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth for the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development. During fiscal years ended June 30, 2014 and 2013, research and development expenses were $181,792 and $144,617, respectively. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur. The Company may work with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

The Company intends to continue the research and development of its technologies, primarily focusing on its Bladeless Turbine and Alternate Solar Energy Thermal System over the next several months.  The Company intends to have its Alternate Solar Energy Thermal System, which utilizes the Bladeless Turbine, fully operational in several months.  The Company anticipates to market the technology to companies seeking alternative energy sources.

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

We Have a History of Significant Losses, and We May Never Achieve or Sustain Profitability

Since inception, we have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant development. In addition, commercialization of our targeted products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, our losses may increase.  Our net loss was $(1,119,940) for the fiscal year ended June 30, 2014, and our net loss for the fiscal year ended June 30, 2013 was $(1,226,681), Our  operating losses may lower the value of our common stock and may jeopardize our ability to continue our operations.

The Company May Experience Fluctuations in Operating Results

The Company's operating results are likely to fluctuate in the future as a result of a variety of factors.  Some of these factors may include economic conditions; the amount and timing of the receipt of sale of the Company's current developments such as the solar lens; the success of the Company's development projects; the success of the Company's marketing strategy; capital expenditures and other costs relating to the development of the Company’s products; and the cost of advertising and related media. Due to all of the foregoing factors, the Company's operating results in any given quarter may be negative.  In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

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

The Company’s Auditors Opinion Expresses Doubt About the Company’s Ability to Continue as a Going Concern

The  independent  auditor's  report issued in connection with the audited financial statements of the Company for the period ended  June  30,  2014, expresses  "substantial doubt about its ability to continue as a going concern," due to the  Company's  status as a  development  stage  company  and its lack of significant  operations.  If the  Company  is unable to get its Alternate Solar Energy Thermal System operational, the Company may  have  to  cease  to  exist,  which  would  be detrimental to the value of the Company's  common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Customers with Deposits May Request a Return of Their Deposits

The Company has received deposits from customers to purchase parts of its Alternate Solar Energy Thermal System.   The Company has delivered, installed and started up the Systems, but energy output has not been verified. Therefore, for these agreements, the customers could request a return of their deposits since the Company has not verified the energy output.  If many of the customers request a return of their deposits, the Company may not have sufficient funds to return the deposits.

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

Future Capital Raised Through Equity Financing May be Dilutive to Stockholders

Additional equity financing may be dilutive to stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

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

The Company’s Success is Dependent on our Patents and Proprietary Rights

The Company’s future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technologies through a combination of patents and other intellectual property arrangements.  The protection provided by our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products.  In addition, our patents, if challenged, may not be upheld by the courts of any jurisdiction.  Patent infringement litigation, either to enforce our patents or to defend our patents from infringement suits, would be expensive and, if it occurs, could divert our resources from other  uses.  Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license the related products.  Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the U.S.  Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to us.  We also attempt to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities.  There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.

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

The Company is Unlikely to Pay Dividends in the Foreseeable Future

It is unlikely that the Company will pay dividends on its common stock in the foreseeable future, resulting in an investor's only return on an investment in the Company's common stock being the appreciation of the per share price. The Company makes no assurances that the Company's common stock will ever appreciate.

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

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide  potential  investors with a document disclosing  the risks of penny stocks and to obtain a manually  signed and dated written  receipt of the document  before  effecting any  transaction  in a penny stock for the investor's  account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a  "penny stock."

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s principal address is located at 55 N Merchant St 608 American Fork, Utah 84003.

The Company owns approximately 600 acres of land in Delta, Utah.  The Company is currently building a solar energy plant on the land utilizing its Systems.  The Company also entered into a lease agreement in November 2006 for research and development space in Delta, Utah, to be close to where it is building its Systems.  The lease expires in November 2016 and requires annual lease payments of $7,500.

The Company also owns approximately 6 acres of land in California.  This land is currently not being used, but the Company may build a small energy plant on the property.  The Company will need to obtain permits prior to any construction.

The Company may require additional facilities in the future depending upon being able to produce and market its solar energy technology system.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to a lawsuit that it believes will not have an effect on operations, even if the Company does not prevail. The Company recently filed a lawsuit against Millard County based on allegations that personnel of the County made inaccurate representations regarding the Company.

Litigation to enforce patents, to protect proprietary information or to defend the Company against alleged infringement of the rights of others may occur. Such litigation could be costly, could divert our resources from other activities, and could have an adverse effect on our operations and financial condition.

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

        Fiscal 2015

    High                      Low

          June 30,2015                               $0.41                       $0.35

                                                     March 31, 2015                           $0.38                       $0.35

        December 31, 2014                      $0.40                      $0.35

          September 30, 2014                     $0.47                      $0.45

Fiscal 2014	High	Low

June 30, 2014	$0.30	$0.21
March 31, 2014	$0.48	$0.25
December 31, 2013	$0.46	$0.32
September 30, 2013	$0.64	$0.40

Fiscal 2013	High	Low

June 30, 2013	$0.69	$0.38
March 31, 2013	$0.67	$0.22
December 31, 2012	$0.40	$0.18
September 30, 2012	$0.50	$0.34

The Company's shares are volatile and subject to large  price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the Company's activities.

At June 30, 2015, the Company had approximately 993 shareholders of record.

As of June 30, 2014, Registrant had 64,894,305 shares of common stock issued and outstanding.  Sales based on the provisions of Rule 144 are available to shareholders holding restricted common stock.  Sales pursuant to the provisions of Rule 144 sold into the trading market may adversely affect the market price.  The Company's shares trade on the Over-the-counter Electronic Bulletin Board. The per share price in an auction market is based in part on supply and demand.  If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions and provisions of Rule 144, the market price of the shares of common stock of the Company may be adversely affected.

Dividend Policy

To date, registrant has not declared or paid any dividends to holders of its common stock.  In the future it is unlikely that the Company will pay any dividends.

Recent Sales of Unregistered Securities

Resales of the shares of restricted common stock must be made through an available exemption such as Rule 144 or Section 4(1) of the Securities Act in "routine trading transactions." Any person who acquires any of these securities in a private transaction may be subject to the same resale requirements.  (See below for a general discussion on Rule 144).

Rule 144

The following is a summary of the requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

·C  current public information, volume limitations, manner of

·ol

·M sale requirements for equity securities, and filing of

·Fi  Form 144.

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

·Cu current public information,

·V  volume limitations,

·M  manner of sale requirements for equity securities, and

·Fil filing of Form 144.

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

	June 30, 2014	June 30, 2013
Results of Operations:
Revenue	$-	$-
Loss from operations	(1,119,940)	(1,592,363)
Other income (expenses)
Net loss	(1,119,940)	(1,592,363)
Basic and diluted net loss per share	(0.02)	(0.02)

Cash Flow and Balance Sheet Data:
Net cash used in operating activities	$(370,942)	$(1,182,823)

Cash	26,108	402,656
Total Assets	306,940	1,474,916
Total Current Liabilities	149,873	197,909
Accumulated deficit	(39,963,972)	(38,844,032)
Total Liabilities and Stockholders' equity	306,940	1474,916

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

During the next 12 months, additional financing will be required to fund the building of the Alternate Thermal Solar Energy oltaic System and the development of marketable products.  To date, the Company has primarily financed operations by the receipt of advances from the Company’s president, deposits from customers for the Alternate Thermal Solar Energy System and through the private placement of equity securities. The president and the Company have no formal agreement as to any future advances. The Company may receive additional financing or funding.  The Company may attempt to obtain additional financing from private placements of equity securities or advances from its president.

The Company does not expect a significant change in the number of employees during the next 12 months.  However, if the Company is successful in getting the Alternate Thermal Energy Solar System operational, additional employees may be necessary depending on the demand for the System and how the Company determines to produce the System.  The Company may evaluate the possibility of contracting with others to produce and install Systems.

Results of Operations

The results of fiscal year ended June 30, 2014 ae compared to the results of fiscal year ended June 30, 2013

The Company has not generated a profit since its inception.  Operations during the years ended June 30, 2014 and 2013, primarily pertained to research and development and other activities.  Research and development expenses decreased by $211,339 or 30% from $704,889 in fiscal year 2013 to $493,550 primarily due to purchasing less research and development materials to develop the Alternate Thermal Energy System and bladeless turbine during the fiscal year 2014 as compared to fiscal year 2013.  During 2014 research and development expenses were $181,792 compared to research and development expenses during 2013 of $144,617.  During 2014 research and development expenses increased $37,175 or approximately 20 per cent.

Depreciation expenses in 2014 were $38,857 compared to depreciation expenses in 2013 of $43,110.  In 2014 depreciation expenses decreased by  $4,253 for a percentage of approximately 11 per cent.  General and administrative expenses in 2014 were $899,299 compared to general and administrative expenses of $1,404,636 in 2013.  General and administrative expenses decreased by $505,337 or by approximately 36 per cent.  In 2014 total operating expenses were $1,119,942 compared to total operating expenses of $1,592,363 in 2013 for a decreased of $472,421 or approximately 30 per cent.

In 2014 the net loss was $1,119,940 compared to a net loss of $1,226,681 in 2013.  The net loss decrease was. $106,741 or approximately 9 per cent. In the years 2014 and 2013  In 2013 there were sales of assets in the amount of $365,682.  In the years ended June 30 2014 and 2013 the basic and diluted loss per share was ($.02).

In 2014 the weighted average number of shares outstanding increased from 58,610,177 to 64,894,305 or by 6,284,128 or by approximately 11 per cent.

Total revenue and cost of sales were $0 for fiscal years 2014 and 2013.

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

The ratio of current assets to current liabilities is approximately 17 per cent.  If the Company continues to have negative cash flows or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

Attorney retainer

The Company has issued shares of common stock as retainers to attorneys for fees. Proceeds from the sake of the retainers will pay professional fees.   At June 30, 2014 and 2013, there were 3,538,118 and 4,344,818 shares, respectively.

Critical Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 to the Financial Statements. The application of certain policies requires significant judgments or an estimation process that can affect our results of operations, financial position and cash flows, as well as the related footnote disclosures. We base our estimates on experience and other assumptions that we believe is reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. The accounting policies and estimates with the greatest potential to have a significant impact on our operating results, financial position, cash flows and footnote disclosures are as follows.

 Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  The estimates of future cash flows involve  management’s judgment and may be based on assumptions of future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Furthermore, the Company makes periodic assessments about patents and related technology to determine if it plans to continue to pursue the technology and if the patents have value. No impairments were recorded during the years ended June 30, 2014 and 2013, respectively.

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

The Company has two notes payable to financing companies due in annual installments that are collateralized by land and both mature in fiscal year 2017.  The outstanding balance is approximately $40,100.  The Company owes a balance of $17,500 for operating leases.  In 2006 the Company entered into a lease agreement for research and development space.  The lease expires in 2016..

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

The Company’s president has entered into solar lease bonus fee contracts with some of the customers who made deposits on the Alternate Solar Energy Thermal System.  The Company’s president has agreed to pay some of the customers a referral fee of .009% on the first one billion dollars of total gross sales revenue received by the Company for the sale of power generation equipment.  The Company’s president will be obligated to pay this bonus fee if the Company is able to produce and sell its Alternate Solar Energy Thermal System.  The Company’s president intends to pay any bonus obligations from his future royalties if any.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which was subsequently codified into ASC Topic 860.  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance began on July 1, 2014.  The adoption of this guidance will not have a material impact on the Company’s financial statements.

In June 2009 the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was subsequently codified into ASC Topic 810. Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance was effective for the Company beginning on July 1, 2014.  The adoption of this guidance did not have any material impact on the Company’s financial statements.

In October, 2009, the FASB issued ASC Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASC Update 2009-13”). This guidance provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available.  The guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, the guidance expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements.  ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It is anticipated that this guidance will not have a material impact on the Company’s financial statements.

In October, 2009, the FASB issued ASC Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASC Update 2009-14”).  This guidance amends existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. ASC Update 2009-14 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this guidance will not have material impact on the Company’s financial statements.

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

ITEM 9A (T). CONTROLS AND PROCEDURES

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No annual reports or proxy materials have been sent to the Company’s shareholder during the period covered by this report.  The Company is a voluntary filer of periodic reports.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

Neldon Johnson	69	Chairman of the Board of Directors, President and CEO

Randale Johnson	46	Secretary, Vice President

LaGrand Johnson	49	CFO

Blain Phillips	53	Director

Curtis Snow	49	Director

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

Background of Executive Officers and Directors

Neldon Johnson is the founder of the Company and the primary inventor of the bladeless turbine and solar thermal energy technologies, Self-Check system, AFIM and DWM. Mr. Johnson directs the Company's research and development program. Mr. Johnson studied physics and mathematics at Brigham Young University in Provo, Utah, and graduated from Utah Technical College's Electronics Technology Program in 1964.  He has taken training courses and has taught courses in electronics programming, microwave and wave switch programs. From 1965 to 1968 he worked for American Telephone and Telegraph, Inc., as an engineer. From 1983 to the present, Mr. Johnson has been developing the bladeless turbine and solar thermal energy technologies, Self-Check System, AFIM and DWM. Also, from 1975 to 1990 he worked at a Ream's Grocery Store and had management responsibilities for operations. Mr. Johnson has real estate holdings.  Mr. Johnson is not currently an officer or director of any other public company nor has he ever been an officer or director of any other public company.  We believe Mr. Johnsons long-standing service and extensive experience with the Company qualify him to serve as a director.

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

LaGrand T. Johnson is the son of Neldon Johnson. He has worked with the Company since 1987 but he became a full time employee in 1996. He graduated with a Bachelor's Degree in chemistry in 1991. He received his Doctor of Osteopathy degree in 1995 from Western University of Health Sciences. He works as CFO and General Manager of the Company and in research and development.  Mr. Johnson is not currently an officer or director of any other public company nor has he ever been an officer or director of any other public company.

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

None of the officers or directors of the Company has during the past ten years, been involved in any events such as criminal proceedings or convicted of proceedings relating to securities violations.

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

Board Leadership Structure and Role in Risk Oversight

The Company’s Chief Executive Officer and President currently serve as Chairman of the Board of Directors.  The Board believes that combining the role of Chairman and position of CEO is appropriate and has positive results. and fostering accountability and  single, clear focus for management to execute the Company’s strategy and business plans.  The Company does not have a Lead Independent Director.

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

Name and Principal Position		Fiscal Year	Salary $		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Neldon Johnson		2014		125,000	-	-	-	-	-	-	125,0000
President, CEO and Director		2013		125,000	-	-	-	-	-	-	125,000

Rrandale	2014			54,600	-	-	-	-	-	-
Johnson	2013			54,600	-	-	-	-	-	-

LaGrand Johnson	2014			54,600	-	-	-	-	-	-	54,600
CFO	2013			44,100	-	-	-	-	-	-	44	100

Employment Agreements

The Company has entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in July 2000. Per the agreement, Neldon is to be paid $100,000 per anum and shall increase each calendar year by the percentage increase in the Consumer Price Index.  Neldon may terminate the agreement, but must give the Company 6 months advance notice.  The Company cannot voluntarily terminate Neldon’s employment for any reason.  No additional payments are outlined in the agreement for a change in control. No new employment agreement has yet been entered into between the Company and its president.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Neldon Johnson	93,300,000	—	—	$0.40	12/31/2034	—	—	—	—
Randale Johnson		—	—			—	—	—	—
LaGrand Johnson		—	—			—	—	—	—
.

Compensation of Directors

The Company’s Directors currently are not compensated for their time and there are no obligations or payment arrangements.  The Company anticipates that it will need to compensate Directors at some point in the future.

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2014, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of June 30, 2014, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 36,951,439 shares of common stock outstanding as of June 30, 2014, together with applicable options and warrants for each stockholder.  Unless otherwise indicated, the address of each person listed below is in the care of International Automated Systems, Inc., 55 N Merchant St 608 American Fork, Utah 84003.

	Shares Beneficially Owned
Name and Title	Number (4)		Percent
Neldon Johnson, President, CEO and Director	94,305,020	(1)	71.9%
Randale Johnson, Secretary and Vice President	450,085	(2)	0.6%
LaGrand Johnson, CFO	200,000	(3)	0.6%
Curtis Snow	380,000		0.6%
Blain Phillips, Director
All officers and directors as a group (5 persons)	96,025,105		73.2%

(1)	Includes warrants to purchase 93,300,000 shares of common stock exercisable as of June 30, 2014.

(2)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2014.

(3)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2014.

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

During the year ended June 30, 2003, the Company commenced leasing office and research and development space on a month- to-month basis from its president, for $6,000 per month.  The amount payable to the president for rent at June 30, 2014 was $73,500.

The Company’s president made advances to the Company which are included as “Related Party Payables”.  For the periods ended June 30, 2014 and June 30, 2013, these payables were $147,196,  The advances are non-interest bearing.  during the year ended June 30, 2013, the Company settled $400,000 of the cash advances by issuing 1,000,000 shares of common stock to the president upon the exercise of warrants; and paid $104,432 of the cash advances. The balance was $434,032 at June 30, 2014 and is unsecured, payable on demand and non-interest bearing.

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2014 and 2013 have been audited by an accountant, Pinaki & Associates LLC.  The Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Pinaki & Associates LLC. The percentage of hours expended on the audit by persons other than full time, permanent employees of Pinaki & Associates LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2014 for professional services by Pinaki & Associates LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $5,000.

Aggregate fees for the year ended June 30, 2013 for professional services by Pinaki & Associates LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $5,000.

Audit-Related Fees

Audit-related fees, not included in the previous paragraphs, for the years ended June 30, 2014 and 2013 for assurance and related services by Pinaki & Associates LLC were $0 and $0, respectively.

Tax Fees

There were no fees for professional services by Pinaki & Associates LLC for tax compliance, tax advice, and tax planning. A firm, other than our principal accountant, prepares all income tax returns.

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

INTERNATIONAL AUTOMATED SYSTEMS, INC.

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: July 16, 2015

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: July 16, 2015

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: July 16, 2015

/s/ Curtis Snow
CURTIS SNOW
Title: Director

Date: July 16, 2015

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(A Development Stage Company)

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F1

Balance Sheets - June 30, 2014 and 2013	F2

Statements of Operations for the Years Ended June 30, 2014 and 2013	F3

Statements of Stockholders' Equity/ (Deficit) for the Period from Inception through June 30, 2014	F4

Statements of Cash Flows for the Years Ended June 30, 2014 and 2013	F5

Notes to the Financial Statements	F6

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

International Automated Systems Inc.

American Fork

Utah 84003

We have audited the accompanying consolidated balance sheets of International Automated Systems Inc. as of June 30, 2014 and 2013, and the related statements of income, stockholders’ equity and cash flows for the years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems Inc. as of June 30, 2014 and 2013, and the related statements of income, stockholders’ equity and cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinaki & Associates, LLC

Pinaki & Associates, LLC

Newark, DE

May 26, 2015

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
June 30,	June 30,
2014	2013
CURRENT ASSETS

Cash and cash equivalents	$26,108	$402,656
Accounts receivable	-	758,183

Total Current Assets	26,108	1,160,839

PROPERTY AND EQUIPMENT, net	280,832	314,077

TOTAL ASSETS	$306,940	$1,474,916

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,677	$34,588
Accrued liabilities	-	16,125
Related party payable	147,196	147,196

Total Current Liabilities	149,873	197,909

Long-term notes payable	-	-

TOTAL LIABILITIES	149,873	197,909

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
64,894,305 and 64,894,305 issued and outstanding, respectively	39,650,775	39,650,775
Accumulated deficit	(39,963,972)	(38,844,032)

Total Stockholders' Equity	157,067	1,277,007

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$306,940	$1,474,916

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
(A Development Stage Company)
Statements of Operations

	For the Year Ended
	June 30,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES

Research and development	181,792	144,617
Depreciation expense	38,851	43,110
General and administrative	899,299	1,404,636

Total Operating Expenses	1,119,942	1,592,363

OTHER INCOME (EXPENSES)

Sale of assets	-	365,681
Interest income	2	1

Total Other Income (Expenses)	2	365,682

NET LOSS	$(1,119,940)	$(1,226,681)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	64,894,305	58,610,177

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Stockholders' Equity

					Stock		Total
	Preferred Stock		Common Stock		Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Deficit	Equity

Balance, June 30, 2012	5,700,000	$470,264	53,419,623	$37,704,739	$582,859	$(37,617,351)	$1,140,511

Common stock issued for cash	-	-	9,174,682	1,342,289	(582,859)	-	759,430

Common stock issued for services	-	-	2,300,000	603,747	-	-	603,747

Net loss for the year ended
June 30, 2013	-	-	-	-	-	(1,226,681)	(1,226,681)

Balance, June 30, 2013	5,700,000	470,264	64,894,305	39,650,775	-	(38,844,032)	1,277,007

Net loss for the year ended
June 30, 2014	-	-	-	-	-	(1,119,940)	(1,119,940)

Balance, June 30, 2014	5,700,000	$470,264	64,894,305	$39,650,775	$-	$(39,963,972)	$157,067

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows

	For the Year Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,119,940)	$(1,226,681)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	38,851	43,110
Gain on sale of assets	-	(365,681)
Stock issued for services	-	603,747
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	758,183	(758,183)
(Increase) / decrease in inventory	-	629,948
Increase / (decrease) in accounts payable	(31,911)	(13,672)
Increase / (decrease) in accrued liabilities	(16,125)	(95,411)

Net cash used in operating activities	(370,942)	(1,182,823)

Cash flows used in investing activities
Sale of assets	-	758,183
Purchase of property and equipment	(5,606)	(416,411)

Net cash used in (provided by) investing activities	(5,606)	341,772

Cash flows provided by financing activities
Proceeds from issuance of common stock	-	759,430
Payments on cash advances from related party	-	37,749

Net cash provided by financing activities	-	797,179

Net change in cash	(376,548)	(43,872)
Cash at beginning of year	402,656	446,528

Cash at end of year	$26,108	$402,656

Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-

Non Cash Financing Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

International Automated Systems, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - International Automated Systems, Inc. (the “Company” or “IAS”) was incorporated in the State of Utah on September 26, 1986. The Company’s activities to date have consisted of developing a business plan, raising capital through the issuance of debt and equity instruments, developing power generation equipment and obtaining the rights to certain technology related to electronic security and communication equipment.

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of June 30, 2014, the Company had $26,108 of available cash and a working capital deficit of $123,765.  For the years ended June 30, 2014 and 2013, the Company had no revenue, no operating income and used net cash for operating activities of $370,942 and $1,182,823, respectively. As of June 30, 2014 the Company’s losses accumulated from inception totaled $39,963,972.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had cash deposits that exceeded insured amounts of $-0- and $152,656 for the years ended June 30, 2014 and 2013, respectively.

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

 Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $181,792 and $144,617 for the fiscal years ended June 30, 2014 and 2013, respectively.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $9,226 and $16,029 for the years ended June 30, 2014 and 2013, respectively.

International Automated Systems, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2014 and 2013 was $38,851 and $43,110, respectively. The major classes of assets are as follows:

	June 30, 2014	June 30, 2013

Land	$256,131	$256,131
Computer equipment	57,986	57,986
Machinery and equipment	448,497	442,891
Mobile office	11,764,	11,764
Total property and equipment	774,378	768,772
Less accumulated depreciation and amortization	(493,546)	(454,695)
Total property and equipment, net	$280,832	$314,077

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

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

As a result of incurring a net loss for the years ended June 30, 2011 and 2010, no outstanding common stock equivalents are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. The Company had outstanding stock options and warrants to purchase a total of 92,300,000 and 94,900,000 shares of common stock at June 30, 2011 and 2010, respectively, which are not included in the basic earnings per share calculation.  The Company had 2,887,826 and 3,538,118 shares of common stock held in trust at June 30, 2011 and 2010, respectively, which are not included in the basic earnings per share calculation.  The Company had 300,000 Series B Preferred Shares that are convertible into options to purchase 600,000 shares of common stock at June 30, 2011 and 2010, which are not included in the basic earnings per share calculation.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $147,196 to president for expenses paid on the Company’s behalf as of June 30, 2014 and 2013, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

International Automated Systems, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2014 and 2013

NOTE 4 – STOCK BASED COMPENSATION

Options and Warrants

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

The agreement contains a standard anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same.  The warrants have an exercise price of $0.40 per share and are all exercisable as of June 30, 2014.

The following table summarizes the stock option and warrant activity as of and for the years ended June 30, 2014 and 2013:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Options and	Exercise	Life in	Intrinsic
	Warrants	Prices	Years	Value

Outstanding at June 30, 2012	92,300,000	$0.40	22.5	$36,920,000
Exercised	-			-
Outstanding at June 30, 2013	92,300,000	0.40	21.5	36,920,000
Exercised	-			-
Outstanding at June 30, 2014	92,300,000	$0.40	20.5	$36,920,000

Exercisable at June 30, 2014	93,300,000	$0.40	20.5	$36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At June 30, 2014 and 2013, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

International Automated Systems, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2014 and 2013

NOTE 5 – PREFERRED STOCK (CONTINUED)

Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At June 30, 2014 and 2013, there were 300,000, series B Preferred shares issued and outstanding.

NOTE 6 – COMMON STOCK

Common Stock Issued

During the year ended June 30, 2013, the Company issued 5,174,682 shares of restricted common stock for $1,342,289 in cash at an average price of $0.15 per share.  During the year ended June 30, 2013, the Company also issued 2,300,000 shares of restricted common stock to consultants for services valued at $603,747 or $0.26 per share.

7 – INCOME TAXES

Because of its net losses, the Company did not have a current or deferred provision for income taxes for the years ended June 30, 2014 and 2013. Significant components of the Company’s net deferred income tax assets using a combined federal and state tax rate of 37.3% as of June 30, 2014 and 2013 are as follows.

	June 30,2014	June 30, 2013
Net operating loss carryforwards	$6,006,597	$5,591,469
Total gross deferred income tax asset	6,006,597	5,591,469
Less valuation allowance	(6,006,597)	(5,591,469)
Net deferred income taxes	$-	$-

The net change in the valuation allowance for the years ended June 30, 2014 and 2013 was an increase of $415,128 and $339,617, respectively.

Accounting guidance requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Because the Company has a history of operating losses, the Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  The Company has recorded a full valuation allowance as of June 30, 2014 and 2013.

At June 30, 2014, the Company had total tax net operating loss carryforwards of $16,103,478 that will expire in the years 2012 through 2034.

The following is a reconciliation of the income tax benefit from the loss before extraordinary gain computed at the federal statutory tax rate with the provision for income taxes for the years ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013

US Federal income tax benefit at statutory rate of 34%	$(417,738)	$(457,552)
Nondeductible expenses	2,609	254,334
Nontaxable income	-	(136,399)
Change in valuation allowance	415,128	339,617
Total income tax provision	$-	$-

International Automated Systems, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2014 and 2013

7 – INCOME TAXES (CONTINUED)

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

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.  The Company recorded no interest and penalties for the years ended June 30, 2014 and 2013.

NOTE 8 – LEASE OBLIGATIONS

In October 2006, the Company entered into a lease agreement for research and development space. The term of this lease is from November 1, 2006 to November 1, 2016.  The following summarizes future minimum lease payments under this lease at June 30, 2014:

2014	7,500
2015	7,500
2017	2,500
$17,500

Total rent expense for this lease and the leases described in Note 3 for the years ended June 30, 2014 and 2013 was $14,055 and $12,459, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.