Form 10-Q
period 2014-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2015-09-01
CIK 820380

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 2014

Commission File Number  33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

        UTAH                              87-0447580

(State or other jurisdiction of

   (IRS Employer

incorporation or organization)

   Identification No.)

55 North Merchant Street 608

American Fork, Utah 84003

(Address of principal executive offices)

Registrant's telephone number

including area code

(801)423-8132

                    Not Applicable                                      Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes

No x

As of September 30,2014, registrant had 64,894,305 shares of common stock, no par value per share, issued and outstanding and 5,700,00 shares of preferred stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This report references to “International Automated Systems,” the “Company,” “we,” “us,” and “our” refer to International Automated Systems, Inc.

In this report on Form 10-Q contains certain forward-looking statements and for this purpose any statements contained in this quarterly report that are statements of historical fact are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Without limiting the foregoing words the meaning of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” ”estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and  uncertainties and actual results may differ materially depending on a variety of factors many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur and which involve various risks and uncertainties.

Unless otherwise required by applicable law, we do not undertake and specifically disclaim any obligations to update any forward-looking statement to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement,

PART I

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of its operations from June 30, 2014, through September 30, 2014.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
September 30,	June 30,
2014	2014
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$9,975	$26,108
Accounts receivable	-	-

Total Current Assets	9,975	26,108

PROPERTY AND EQUIPMENT, net	280,326	280,832

TOTAL ASSETS	$290,301	$306,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$9,028	$2,677
Related party payable	154,293	147,196

Total Current Liabilities	163,321	149,873

Long-term notes payable	-	-

TOTAL LIABILITIES	163,321	149,873

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
64,894,305 and 64,894,305 issued and outstanding, respectively	39,650,775	39,650,775
Accumulated deficit	(39,994,059)	(39,963,972)

Total Stockholders' Equity	126,980	157,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$290,301	$306,940

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
(A Development Stage Company)
Statements of Operations
(unaudited)
	For the Three Months Ended
	September 30,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES

Research and development	2,254	43,376
Depreciation expense	506	10,778
General and administrative	27,327	502,270

Total Operating Expenses	30,087	556,424

NET LOSS	$(30,087)	$(556,424)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	64,894,305	64,894,305

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,087)	$(556,424)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	506	10,778
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	-	275,993
Increase / (decrease) in accounts payable	6,351	29,075

Net cash used in operating activities	(23,230)	(240,578)

Cash flows used in investing activities
Purchase of property and equipment	-	-

Net cash used in (provided by) investing activities	-	-

Cash flows provided by financing activities
Payments on cash advances from related party	7,097	-

Net cash provided by financing activities	7,097	-

Net change in cash	(16,133)	(240,578)
Cash at beginning of period	26,108	402,656

Cash at end of period	$9,975	$162,078

Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-

Non Cash Financing Activities	$-	$-

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of September 30, 2014, the Company had $9,975 of available cash and a working capital deficit of $153,346.  For the three months ended September 30, 2014 and 2013, the Company had no revenue, no operating income and used net cash for operating activities of $23,230 and $240,578, respectively. As of September 30, 2014 the Company’s losses accumulated from inception totaled $39,994,059.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had cash deposits that exceeded insured amounts of $-0- and $-0-  as of September 30, 2014 and June 30, 2014, respectively.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $202 and $3,133 for the three months ended September 30, 2014  and 2013, respectively.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the three months ended September 30, 2014 and 2013 was $506 and $10,778, respectively. The major classes of assets are as follows:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014 and 2013, and for all periods presented herein, have been made.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $154,293 and $147,196 to its president for expenses paid on the Company’s behalf as of September 30, 2014 and June 30, 2014, respectively.  The liability is non interest bearing, unsecured and due upon demand.

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

As consideration, the Company authorized and issued warrants to purchase 100,000,000 shares of common stock to the president and agreed to pay the president royalties in the future equal to 10% of future sales proceeds from the technology.  The warrants, which were considered stock-based compensation for services to be rendered, had no intrinsic value on the grant date.  The fair value of the warrants was $37,136,781, calculated on the grant date using the Black-Scholes model. The following assumptions were used for this grant: Average risk-free interest rate of 4.79%; expected lives of 10 years; expected dividend yield of zero percent; and expected volatility of 138.76%. On July 1, 2006, the Company began recognizing stock-based compensation expense over the graded exercisability period of the options using

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

the straight-line basis over the requisite service period for each separately exercisability portion of the award  as if the award was, in-substance, multiple awards.

The agreement contains a standard anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same.  The warrants have an exercise price of $0.40 per share and are all exercisable as of September 30, 2014.

The following table summarizes the stock option and warrant activity as of and for the years ended June 30, 2014 and 2013:

36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At September 30, 2014 and June 30, 2014, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 5 – PREFERRED STOCK (CONTINUED)

Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At September 30, 2014 and June 30, 2014, there were 300,000, series B Preferred shares issued and outstanding.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.  As of September 30, 2014, Registrant had cash of $9,975.  Cash declined because of the funds spent on the development of the technology and products of the Company.  Registrant's has total liabilities of $111,230 and shareholders' equity of $91,806.  During the quarter the obligation to a related party in the amount of $147,196 as shown on the balance sheet dated September 30, 2014, increased to $154,293 as of September 30, 2014. As of June 30, 2014, Registrant had cash and total current assets of $9,975 and had current liabilities of $163,321 and shareholders' equity of $126,980 as of September 30,2014, compared to cash of $26,108, current liabilities of $149,873 and stockholders’ equity of $157,067 as of June 30, 2014. As of September 30, 2014, the ratio of current assets to current liabilities was approximately sixteen to one.

Results of Operation.  For the quarter ended September 30, 2014, Registrant had no revenues compared to no revenues for the same period a year earlier.  For the quarter ended September 30, 2014, Registrant had expenses of $30,087 compared to expenses of $556,424 for the same period a year earlier.  The lack of revenues reflects potential products were under development. For the quarter ended September 30, 2014, Registrant had a net loss of ($33,370) compared to a net loss of $(556,424) for the same period a year earlier.  The decrease in net loss is attributable to a reduction in research and development expenses. Basic and diluted loss per share were $(0.00) compared to basic and diluted loss per share  of $(0.01) for the same period in 2013.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is pursuing various sales agreements and is hopeful that these potential agreements will generate sufficient cash flow for the Company to remain and be as a going concern. If the Company is unsuccessful in these efforts and cannot attain sufficient sales to permit profitable operations or if it cannot obtain funding or investment, it may substantially curtail or end its operations.

Company’s Business

The products which the Company has under development were described in its report on Form 10-K which was filed on or about July 16, 2015.Generally speaking the Company is continuing its development of these products. The Company is incorporating the report on Form 10-K filed on July 16, 2015,into this report by reference

The Company has an Alternate Solar Energy Thermal System (“System”) which can be used with the Company’s bladeless turbine to generate power. The system captures the solar energy onto a receiver and the energy is used to propel the bladeless turbine.  The System may use multiple concentrators to supply a single turbine.

The Company has a an Automated Fingerprint Identification Machine (“AFIM”) which is designed to have the capability to verify the identity of individuals. The AFIM is able to identify a person verifying the identity from information previously stored. The Company believes that it has the ability to connect a series of AFIM’s to a single personal computer.  The person whose identity will be verified has the AFIM read the fingerprint.  Previously the person whose identify is being verified has the AFIM read the fingerprint which is then stored in a storage medium.

The Company purports that it has developed technology that transmits information and data using different wave patterns, configurations and timing in the electromagnetic spectrum.  The Company refers to this technology as the Digital Wave Modulation (“DWM”). The Company believes that this technology may increase the amount of information which can be transmitted. The commercial feasibility of this technology has not been demonstrated. The Company is continuing the technology’s feasibility.  There is great competition in the communication data transfer and storage systems. There are risks to commercially viable products being developed and in demand.  The Company’s development is limited by funds available for development.  To be successful the Company must have marketing capabilities and strategies for each product developed or under development.

The Company has patented a propulsion steam turbine.  It uses the expansion of steam to be a propulsion to create a rotational force.  The Company believes that its turbine is as effective as other turbines, is smaller in size, requires less maintenance, is less expensive to manufacture, is mass producible, and does not require cooling towers. It is more mobile and water conserving than other turbines. The Company believes that its turbine will be marketable to the utility power industry, hydrogen production, and transportation.  The Company may not be able to manufacture because of lack of sufficient funding, government interference and regulation, lack of acceptance in the industry, and many other conditions not under the Company’s control.

The Company has developed an Automatic Self-Service Check-out System.  The is referred to as the “Self-Check System.” In retail operations the Self-Check System allows customers to check out the items to be purchased. A scanner reads the bar codes of the items being purchased and a scale weighs the scanned items that are placed in the receiving baskets.  The Self-Check System is designed to replace clerk operated cashier register.  When fully implemented a store manager is able to maintain accurate inventory of items on a contemporary basis.

For the Self-Check System to operate at least 95% of the items must have bar codes. The retailer may have to purchase equipment to be able to put bar coedes on items in the store.  The Company believes that the Self-check System may reduce thefts and employees will be unable to circumvent the check-out systems.

Another market being tested is automatic ordering and payment.  The customers would use a touch screen to initiate an order, and make payment using the Company’s AFIM technology.  The order would be sent automatically to the food preparers.

Patents and Trade Secrets

The Company has been assigned or will be assigned the rights to several U.S. patents.  Four patents pertaining to the AFIM technology were granted in January 1997, February 2001, July 2001, and September 2002. Seven patents pertaining to the DWM technology were granted in May 1996, June 1997, November 1997, July 2000, September 2000, October 2000, and May 2001.  A patent relating to shelf tag was granted on September 2003. Four patents relating to the turbine were granted in March 2003, January 2004, February 2006, and November 2007.  A patent pertaining to the solar energy technology was granted in October 2007.

The Company has not sought or received an opinion from an independent patent attorney regarding the strength of the patents or patents pending and the ability of the Company to withstand any challenge to the patent or any future efforts by the Company to enforce its rights under a patent or patents against others.  In 2008 a court held that one of the AFIM patents was invalid.

The Company believes that it has trade secrets and it has made effort to safeguard and secure its trade secrets.  There can be no assurance that these safeguards will enable the Company to prevent competitors from gaining knowledge of these trade secrets and using them to their advantage and to the detriment of the Company.

The Company relies on its proprietary technology in the development of its products.  There can be no assurance that others may not develop technology which competes with the Company’s products and technology.

Part II.

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.

None.

Item 5. Other Information.

     Our shares of common stock are quoted on the over-the-counter electronic bulletin board under the symbol “IAUS.”.

Item 6. Exhibits, Financial Statements, Schedules and Reports on Form 10-Q.

A. Exhibits.

No.

Description

31.1

Certification pursuant to Section 302

31.2

Certification pursuant to Section 302

32.1

Certification

32.2

Certification

.

B. Reports on Form 8-K.

        None

Item 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2014 our internal control over financial reporting was not effective.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 1, 2015

International Automated Systems, Inc.

By s/Neldon Johnson

President and Chief Operating Officer