Form 10-Q
period 2014-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2015-10-02
CIK 820380

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended  December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes

No x

As of October 1, 2015, registrant had 67,394,305 shares of common stock, no par value per share, issued and outstanding.

5,700,000 shares of preferred stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This report references to “International Automated Systems,” the “Company,”  “we,” “us,” and  “our”  refer to International Automated Systems, Inc.

In this report on Form 10-Q contains certain forward-looking statements and for this purpose any statements contained in this quarterly report that are statements of historical fact are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Without limiting the foregoing words the meaning of the foregoing words such as “may”,  “will”, “expect”, “believe”, “anticipate”, ”estimate”, or “continue”,  or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and  uncertainties and actual results may differ materially depending on a variety of factors many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2014, and the results of its operations from June 30, 2014, through December 31, 2014.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
December 31,	June 30,
2014	2014
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$18,936	$26,108
Accounts receivable	-	-

Total Current Assets	18,936	26,108

PROPERTY AND EQUIPMENT, net	279,820	280,832

TOTAL ASSETS	$298,756	$306,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,760	$2,677
Related party payable	179,293	147,196

Total Current Liabilities	182,053	149,873

Long-term notes payable	-	-

TOTAL LIABILITIES	182,053	149,873

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
64,894,305 and 64,894,305 issued and outstanding, respectively	39,650,775	39,650,775
Accumulated deficit	(40,004,336)	(39,963,972)

Total Stockholders' Equity	116,703	157,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,756	$306,940

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	851	49,478	3,105	92,854
Depreciation expense	505	10,778	1,011	21,555
General and administrative	8,921	254,673	36,248	756,943

Total Operating Expenses	10,277	314,929	40,364	871,352

NET LOSS	$(10,277)	$(314,929)	$(40,364)	$(871,352)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	64,894,305	64,894,305	64,894,305	64,894,305

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,364)	$(871,352)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	1,011	21,555
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	-	479,036
Increase / (decrease) in accounts payable	84	63,313

Net cash used in operating activities	(39,269)	(307,448)

Cash flows used in investing activities
Purchase of property and equipment	-	-

Net cash used in (provided by) investing activities	-	-

Cash flows provided by financing activities
Payments on cash advances from related party	32,097	-

Net cash provided by financing activities	32,097	-

Net change in cash	(7,172)	(307,448)
Cash at beginning of period	26,108	402,656

Cash at end of period	$18,936	$95,208

Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-

Non Cash Financing Activities	$-	$-

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of December 31, 2014, the Company had $18,936 of available cash and a working capital deficit of $163,117.  For the six months ended December 31, 2014 and 2013, the Company had no revenue, no operating income and used net cash for operating activities of $39,269 and $307,448, respectively. As of December 31, 2014 the Company’s losses accumulated from inception totaled $40,004,336.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had no cash deposits that exceeded insured amounts as of December 31, 2014, and June 30, 2014, respectively.

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

Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $3,105 and $92,854 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $202 and $7,648 for the six months ended December 31, 2014 and 2013, respectively.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the six months ended December 31, 2014, and 2013, was $1,012 and $21,555, respectively. The major classes of assets are as follows:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014, and 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2014 audited financial statements.  The results of operations for the three month and the six month periods ended December 31, 2014, and 2013, are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $179,293 and $147,196 to its president for expenses paid on the Company’s behalf as of December 31, 2014, and June 30, 2014, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

NOTE 4 – STOCK BASED COMPENSATION

Options and Warrants

The Company’s board of directors authorized the Company to enter into an agreement dated May 14, 2004, and amended October 13, 2004, with the Company’s president, in which the Company acquired patents, patents pending, designs and contracts related to certain technology (developed by the president) from the president.  The direct costs of developing and obtaining the acquired patents, patents pending, designs and contracts were paid and capitalized by the Company.  No additional value has been assigned to these patents as a result of them being acquired from the president.

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

The agreement contains a standard anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same. The warrants have an exercise price of $0.40 per share and are all exercisable as of December 31, 2014.

The following table summarizes the stock option and warrant activity as of and for the six month period ended December 31, 2014, and the years ended June 30, 2014, and 2013:

36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 shares of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 shares of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At December 31, 2014, and June 30, 2014, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is issued.  At December 31, 2014, and June 30, 2014, there were 300,000, series B Preferred shares issued and outstanding.

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

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The results discussed below are for the three and six month periods ended December 31, 2014 and December 31, 2013, respectively.

Revenues

For the three month and the six month periods ended December 31, 2014, and 2013, there were no revenues.

Research and Development Expenses

During the three months ended December 31, 2014, research and development expenses declined from $49,478 to $851. For the six months ending on December 31, 2014, and 2013, research and development expenses declined from $92,854 to $3,105.

General and Administrative Expenses

During the three months ended December 31, 2014, and 2013, respectively, the general and administrative expenses declined from $254,673 to $8,921.  During the six months ended December 31, 2014, and 2013, the general and administrative expenses declined from $756,943 to $36,248.  The decline reflected a reduction in personnel.

Net Loss

For the three months ended December 31, 2014, our net loss was $10,277 compared to a net loss of $314,929 for the three months ended December 31, 2013.  The decrease was a result of reductions in expenses incurred.

For the six months ended December 31, 2014, our net loss was $40,364 compared to a net loss of $871,352.  The decline in the net loss represented the combined reductions in expenses incurred.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATONS (Continued)

Financial Condition, Liquidity and Capital Resources

During the six months ended December 31, 2014, the Company used cash in operations of $39,269 compared to $307,448 used during the comparable period of 2013.  The decrease in cash used was due to reduced expenditures for research and development costs and general and administrative costs net of the cash flow in 2013 arising from the collection of $470,036 of accounts receivable and the increase of $63,313 of accounts payable during the six months ended December 31, 2013.

There was no net cash used or provided by investing activities during either the six months ended December 31, 2014, or 2013.

Net cash provided by financing activities during 2014, amounted to $32,097 representing payments made on the Company’s behalf by a related party.  During the six months ended December 31, 2013, there was no cash provided by financing activities.

At December 31, 2014, the Company had cash on hand of $18,936, which is not sufficient to meet our operating needs for the next twelve months. Because we are engaged in the research and development of our products and aren’t receiving material cash proceeds from our sales, we will need to continue to raise additional capital on an ongoing basis.  We anticipate that we may need to secure additional sources of capital to support our operating and development costs and to grow the Company.

At December 31, 2014, our current assets were $18,936 and our current liabilities were $182,053 resulting in a working capital deficit of $163,117.  At June 30, 2014, the current assets were $26,106 and our current liabilities were $149,873 resulting in a working capital deficit of $123,765.

Company’s Business

The products which the Company has under development were described in its report on Form 10-K which was filed on or about July 16, 2015.  Generally speaking the Company is continuing to develop these products. The Company is incorporating the report on Form 10-K filed on July 16, 2015, into this report by reference.

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

The Company has an Automated Fingerprint Identification Machine (“AFIM”), designed to have the capability of verifying the identity of individuals. The AFIM is able to identify a person utilizing information previously stored. The Company believes that it has the ability to connect a series of AFIM’s to a single personal computer.  The person whose identity will be verified as the AFIM reads the fingerprint.  The fingerprint being verified has previously been read and stored within the system.

The Company has technology, referred to as the Digital Wave Modulation (“DWM”). The Company believes that this technology may increase the amount of information which may be transmitted. To date the commercial feasibility of this technology is uncertain. There is competition in communication, data transfer and storage systems. There are risks to related to development of commercially viable products as well as an uncertain demand.  The Company’s development is limited by funds available for development.

The Company has patented a propulsion steam turbine.  It uses the expansion of steam to be propulsion to create a rotational force.  The Company believes that its turbine is as effective as other turbines, is smaller in size, requires less maintenance, is less expensive to manufacture, is mass producible, and does not require cooling towers. It is more mobile and water conserving than other turbines. The Company may not be able to successfully manufacture because of lack of sufficient funding, government interference and regulation, lack of acceptance in the industry, and many other conditions not under the Company’s control.

The Company has developed an Automatic Self-Service Check-out System.  The check-out system is referred to as the “Self-Check System.” In retail operations the Self-Check System allows customers to check out the items to be purchased. A scanner reads the bar codes of the items being purchased and a scale weighs the scanned items that are placed in the receiving baskets.  The Self-Check System is designed to replace clerk-operated cashier registers.  When fully implemented a store manager is able to maintain accurate inventory of items on a real-time basis.

For the Self-Check System to operate at least 95% of the items must have bar codes. The retailer may have to purchase equipment to be able to put bar codes on items in the store.  The Company believes that the Self-check System may reduce thefts and employees will be unable to circumvent the check-out systems.

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

The Company relies on its technology in the development of its products.  There can be no assurance that others may not develop technology which competes with the Company’s products and technology.

Accounting Policies and Estimates

We believe that our financial statements and the accompanying notes are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. We identified certain accounting policies which are important in the financial statements’ reporting of financial condition, results of operations, or liquidity.  Accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.

Off-Balance Sheet Arrangements.

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we may enter into lease commitments, purchase commitments and other contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  Certain market risks were discussed in the Company’s December 31, 2014 Form 10K, which was filed on July 16, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2014 our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter ended December 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Item 1. Legal Proceedings.

There is a lawsuit pending.  Refer to the June 30, 2014 Form 10K filed on or about July 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2015, the Company sold 2,500,000 shares of restricted common stock at price of $0.32 per share.  The proceeds were received by the Company on August 13, 2015.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Matters Submitted to a Vote of the Company's Shareholders.

None.

Item 5. Other Information.

 Our shares of common stock are quoted on the electronic over the counter bulletin board under the symbol “IAUS”.

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

Date:  October 2, 2015

International Automated Systems, Inc.

By /s/Neldon Johnson

President and Chief Executive Officer

October 2, 2015