Form 10-Q
period 2015-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2015-10-02
CIK 820380

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended  March 31, 2015

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2015, and the results of its operations from June 30, 2014, through March 31, 2015.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
March 31,	June 30,
2015	2014
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$4,423	$26,108
Accounts receivable	-	-

Total Current Assets	4,423	26,108

PROPERTY AND EQUIPMENT, net	279,315	280,832

TOTAL ASSETS	$283,738	$306,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$5,904	$2,677
Related party payable	198,293	147,196

Total Current Liabilities	204,197	149,873

Long-term notes payable	-	-

TOTAL LIABILITIES	204,197	149,873
199,774
STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
64,894,305 and 64,894,305 issued and outstanding, respectively	39,650,775	39,650,775
Accumulated deficit	(40,041,498)	(39,963,972)

Total Stockholders' Equity	79,541	157,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$283,738	$306,940

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	2,137	42,210	5,242	135,064
Depreciation expense	506	10,778	1,517	32,333
General and administrative	34,519	199,450	70,767	956,393

Total Operating Expenses	37,162	252,438	77,526	1,123,790

NET LOSS	$(37,162)	$(252,438)	$(77,526)	$(1,123,790)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	64,894,305	64,894,305	64,894,305	64,894,305

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,526)	$(1,123,790)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	1,517	32,333
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	-	668,258
Increase / (decrease) in accounts payable	3,227	77,669

Net cash used in operating activities	(72,782)	(345,530)

Cash flows used in investing activities
Purchase of property and equipment	-	-

Net cash used in (provided by) investing activities	-	-

Cash flows provided by financing activities
Payments on cash advances from related party	51,097	-

Net cash provided by financing activities	51,097	-

Net change in cash	(21,685)	(345,530)
Cash at beginning of period	26,108	402,656

Cash at end of period	$4,423	$57,126

Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-

Non Cash Financing Activities	$-	$-

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of March 31, 2015, the Company had $4,423 of available cash and a working capital deficit of $199,774.  For the nine months ended March 31, 2015 and 2014, the Company had no revenue, no operating income and used net cash for operating activities of $72,782 and $345,530, respectively. As of March 31, 2015 the Company’s losses accumulated from inception totaled $40,041,498.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales may generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had no cash deposits that exceeded insured amounts as of March 31, 2015, and June 30, 2014, respectively.

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

Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $5,242 and $135,064 for the nine months ended March 31, 2015 and 2014, respectively.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $258 and $7,648 for the nine months ended March 31, 2015 and 2014, respectively.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. Depreciation expense for the nine months ended March 31, 2015, and 2014, was $1,517 and $32,333, respectively. The major classes of assets are as follows:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements.  The results of operations for the three month and the nine month periods ended March 31, 2015, and 2014, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $198,293 and $147,196 to its president for expenses paid on the Company’s behalf as of March 31, 2015, and June 30, 2014, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

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

The agreement contains a standard anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same. The warrants have an exercise price of $0.40 per share and are all exercisable as of March 31, 2015.

The following table summarizes the stock option and warrant activity as of and for the nine month period ended March 31, 2015, and the years ended June 30, 2014, and 2013:

36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 shares of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 shares of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At March 31, 2015, and June 30, 2014, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is issued.  At March 31, 2015, and June 30, 2014, there were 300,000, series B Preferred shares issued and outstanding.

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

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The results discussed below are for the three and nine month periods ended March 31, 2015, and March 31, 2014, respectively.

Revenues

For the three month and the nine month periods ended March 31, 2015, and 2014, there were no revenues.

Research and Development Expenses

During the three months ended March 31, 2015, research and development expenses declined from $49,478 to $851. For the nine months ending on March 31, 2015 and 2014, research and development expenses declined from $92,854 to $3,105.

General and Administrative Expenses

During the three months ended March 31, 2015, and 2014, respectively, the general and administrative expenses declined from $199,450 to $34,519.  During the nine months ended March 31, 2015, and 2014, the general and administrative expenses declined from $956,393 to $70,767.  The decline reflected a reduction in personnel.

Net Loss

For the three months ended March 31, 2015, our net loss was $37,162 compared to a net loss of $252,438 for the three months ended March 31, 2014.  The decrease was a result of reductions in expenses incurred.

For the nine months ended March 31, 2015, our net loss was $77,526 compared to a net loss of $1,123,790.  The decline in the net loss represented the combined reductions in expenses incurred.

Financial Condition, Liquidity and Capital Resources

During the nine months ended March 31, 2015, the Company used cash in operations of $71,782 compared to $345,530 used during the comparable period of 2014.  The decrease in cash used was due to reduced expenditures for research and development costs and general and administrative costs net of the cash flow in 2014 arising from the collection of $668,258 of accounts receivable and the increase of $77,669 of accounts payable during the nine months ended March 31, 2014.

There was no net cash used or provided by investing activities during either the nine months ended March 31, 2015 or 2014.

Net cash provided by financing activities during the nine months ended March 31, 2015 amounted to $51,097 representing payments made on the Company’s behalf by a related party.  During the nine months ended March 31, 2014, there was no cash provided by financing activities.

At March 31, 2015, the Company had cash on hand of $4,423, which is not sufficient to meet our operating needs for the next twelve months. Because we are engaged in the research and development of our products and aren’t receiving material cash proceeds from our sales, we will need to continue to raise additional capital on an ongoing basis.  We anticipate that we may need to secure additional sources of capital to support our operating and development costs and to grow the Company.

At March 31, 2015, our current assets were $4,423 and our current liabilities were $204,197 resulting in a working capital deficit of $199,774.  At June 30, 2014, the current assets were $26,108 and our current liabilities were $149,873 resulting in a working capital deficit of $123,765

Company’s Business

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

The Company has technology, referred to as the Digital Wave Modulation (“DWM”). The Company believes that this technology may increase the amount of information which may be transmitted. To date the commercial feasibility of this technology is uncertain. There is competition in communication, data transfer and storage systems. There are risks related to development of commercially viable products as well as an uncertain demand.  The Company’s development is limited by funds available for development.  .

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  Certain market risks were disclosed in the Company’s June 30, 2014, Form 10K, which was filed July 16, 2015.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2015 our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter ended March 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Item 1. Legal Proceedings.

There is a lawsuit pending.  Refer to the June 30, 2013 Form 10K filed on or about July 16, 2015.

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

Date:  October 1, 2015

International Automated Systems, Inc.

By /s/Neldon Johnson

President and Chief Executive Officer

October 2, 2015