Form 10-K
period 2015-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2016-03-11
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  [] Yes   [ X]  No

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

o Large accelerated filer	o Accelerated filer	o Non-accelerated filer	x Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X]  No1

State the registrant's net revenue for its most recent fiscal year:    $0.00. The aggregate market value of voting stock held by non-affiliates of the registrant on February 12, 2016, was approximately $13,478,861.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 12, 2016, there were outstanding 67,394,305 shares of Registrant’s common stock,  no par value per share and 5,700,000 shares of preferred stock issued and outstanding.

Documents incorporated by reference: Exhibits

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I

Forward-Looking Statements

In this report, references to "International Automated Systems, “Registrant”, " the "Company," "we," "us," and "our" refer to International Automated Systems, Inc.

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

Over time, the Company, for the most part, has been engaged in the investigation, design and development of technology based upon the exclusive rights to patents or exclusive rights to patented technologies obtained from the president of the Company or from entities controlled by the president of the Company.

OVERVIEW

International Automated Systems, Inc., a Utah corporation (hereinafter "Registrant" or "Company") based in American Fork, Utah, seeks to design, produce and develop plans for the marketing of leading edge technology products.

The Company has production models of a patented turbine which uses the expansion of steam to generate a rotational force and a patented solar lens which may be included in systems which generate alternative solar energy.

The Company feels the turbine could be used in, but not limited to, the production of electricity, hydrogen or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that a turbine may never be accepted.

The Company previously had an Alternate Solar Energy Thermal System (“System”) which may have been developed  in conjunction with the Company’s bladeless turbine and solar lens to generate power. The system would have been used to track the sun to efficiently concentrate the solar energy onto a receiver.  The energy developed would have propelled the bladeless turbine.

The Company developed an automated self-service check-out system and management software. This system allows retail customers to ring up their purchases without a cashier or clerk.  The system is primarily designed for grocery stores, but may be applicable in other retail establishments.

The Company developed an Automated Fingerprint Identification Machine ("AFIM") with the objective of verifying the identity of individuals. Potential AFIM applications include products for employee time-keeping and security, access control, and check, debit or credit card verification. The Registrant purports that its identity verification system has a variety of uses and applications for both commercial and governmental users.

The Company also developed technology that transmits information and data using different wave patterns, configurations and timing in the electromagnetic spectrum.  The Company refers to this technology as digital wave modulation ("DWM").  The Company believes that when the technology is implemented and applied commercially, the technology will have the capability to increase the amount of information which can be transmitted.  The Company is continuing the development of this technology and the commercial feasibility of the technology has not been demonstrated. The Company believes it has many competitors in the communications, information data transfer and data storage industries which have greater capital resources, more experienced personnel and technology which are more established and accepted in the market place.

The first anticipated product using DWM technology is a high-speed modem. The modem is projected to be faster than modems currently in use.  Generally modems are used for purposes of transmitting data over telephone lines, on telecommunications systems and over wireless mediums such as satellite transmissions and line- of-sight transmission mediums.  The Company has a modem prototype.  Additional development is required to achieve a commercial product.

The Company’s objective is to apply the DWM technology in other areas.  The Company has not established a plan or order of priorities for any future commercial product development.  The Company may not be successful in its efforts to have commercially exploitable products due to difficulties and problems which may interfere with the future development efforts.  Problems may arise, such as inability to design, construct and/or manufacture commercial products,  the Company's lack of funding and financial resources and availability of experienced personnel.  Competitors may develop technologies which are superior and will make the DWM technology obsolete even before the Company may complete its development of any commercial products. Cost will also be a factor in both the development and the commercialization of any new product. It is anticipated that if a commercially viable modem is developed, the Company will have to expend funds to develop a marketing plan and introduce the product into the market. Costs to offer new products and to establish the proper marketing strategy will be significant.  The Company has not made any projections regarding any anticipated costs.

There are risks that no commercially viable products will be developed from the technologies and any products developed may not be accepted or successful in the marketplace.  In addition, the Company may not have sufficient funds to develop, manufacture, and market any products when developed.

Propulsion Steam Turbine

The Company has a patented bladeless turbine production model. It uses the expansion of steam, through propulsion, to create a rotational force.

The production model has been tested using pure steam created by a gas heat exchanger. The Company believes its propulsion design has several advantages over current bladed turbines. The Company believes its turbine is at least as efficient as traditional turbines, is smaller in size, requires less maintenance, is mass producible and may be less expensive to manufacture. It also doesn't require cooling towers, making it more mobile, more economical and water conserving.

The Company believes that the turbine may be marketable in the utility power industry as well as for hydrogen production and transportation. There are risks that the Company will not be able to manufacture a commercially marketable turbine because of lack of financing, government interference, industry non-acceptance and/or many other conditions not under the Company's control.

The Company believes that the possible advantage over other similar systems is the System’s ability to be mass produced.  The Company has developed proprietary structural designs in anticipation of mass production of the System.  Although the specific cost and production design has not been completed, the Company believes that the anticipated designs may significantly reduce the cost of manufacturing and marketing the turbine.

Automated Self-Service Check-Out System.

The proposed Automated Self-Check-Out-Out System is an integrated, automated check-out system for customers of retail establishments and provides for self-service check-out lines, stations or lanes.  The Self-Check-Out-Out System has a scanner to read bar codes of items purchased and a scale to weigh the items scanned and placed in a receiving basket.  As each item is scanned by the bar code reader, the scale verifies the accuracy of the item scanned and placed in the basket by comparing the weight of the item scanned with the weight change recorded in the receiving basket. If the weights differ or if other problems arise, a clerk is summoned to assist the customer and resolve any problem.

The Self-Check-Out-Out System is designed to replace clerk operated cashier registers that are used in retail and grocery stores. In addition, the Self-Check-Out-Out System, when fully and completely implemented, is intended to allow a store manager to maintain accurate inventory on a contemporaneous basis.  The contemporaneous inventory assists in reordering and restocking. The Company believes that the Self-Check-Out-Out System may simplify price verification and may provide customers with better and faster service.

Operation of Self-Check-Out-Out System

The Self-Check-Out-Out System operates as follows:

Customers make their selections for purchase.  A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader.  The bar code provides, as a data base index, the product description, weight and price. This information is then relayed on an item by item basis to the computer and the computer transmits the data in its memory to the check-out terminal. The product information, item description and price, are then displayed on the screen.  A running subtotal for all items purchased is also shown.  Each item scanned is placed into a receiving basket or cart with a sensitive scale.   The computer compares the weight of the scanned item with the weight for that item in the database.  If the weight differs, an error code is displayed and an attendant is summoned to assist the customer or to override the Self-Check-Out-Out System.  Once all items are scanned, a final tally is made.  Payment is then made to the attendant either through a debit or credit card, check or cash. A payment may also be made without an attendant through the use of the "AFIM" which will verify the identity of the person making the transaction and automatically debit their account electronically.

The Self-Check-Out-Out System interfaces with computers and data is transferred back and forth between the check-out terminals and the main computer. The interface may be compatible with various scanners and scales so the Self-Check-Out-Out System may be adaptable to equipment already from other manufacturers.  The Self-Check-Out-Out System may allow a clerk to handle simultaneously multiple check-out stations or lanes.

Possible Advantages.

Management believes the Self-Check-Out-Out System may have several possible advantages over conventional retail check-out systems to operators and customers.  For operators the advantages are: reduced labor costs, more accurate inventory, theft reduction, theft deterrence, decreased check fraud, and decreased transaction costs. Also, the retailer can serve more customers during peak traffic. For customers the advantages are: faster service, greater convenience, less time waiting in line and more privacy.  A retail establishment may not need as many cashiers with the Self-Check-Out-Out System.

Management believes that the market for the Self-Check-Out-Out System may include several types of retail establishments, including grocery stores, drug stores, discount stores and fast food restaurants. If operating properly the Self-Check-Out-Out System may reduce the impact of having too many attendants or cashiers available.  Customer traffic volume is difficult to predict and retail operators wanting to reduce the time customers wait in line must have sufficient clerks or cashiers available.

The Self-Check-Out-Out System uses proprietary software developed by the Company.  The Self-Check-Out-Out System also offers a hand-held unit to be used for price verification and taking physical inventory counts.  The hand-held unit reads the bar codes and verifies the price in the database.  This hand-held unit also is used to take physical counts for inventory control.  The Self-Check-Out-Out System may also include a check-in station at the loading dock. Items delivered are checked and the prices verified against purchase orders allowing greater control. Price verification can be done using the hand-held unit while the products are on the shelf.

For the Self-Check-Out-Out System to operate efficiently at least 95% of the items offered for sale must have bar codes.  In the past few years virtually all packaged goods have bar codes.  Items purchased across the counter, such as bakery, meat and deli products usually have no bar code.  Grocery stores or other retail operations using the Self-Check-Out-Out System may have to install scales and labelers to place barcodes on items with no bar code.  As an option the Company offers scales and labelers for produce and delicatessen items which interface with the Self-Check-Out-Out System. Management believes that the Self-Check-Out-Out

System may help reduce theft.  For instance, one clerk cannot check-out another clerk's or friend's purchases using incorrect and understated prices. A portion of the theft in supermarkets is attributable to employees doing what is called "sweet- hearting" by checking-out the purchases of other employees or friends at reduced prices.

Another possible market is automatic ordering and payment for use in restaurants and fast-food establishments. Restaurant customers would use a touch screen, connected to a computer, to place an order, pay for the order with cash, check, credit, or debit card using the Company's technologies including AFIM and then have the order automatically sent to the cook for preparation.

Competition

Competitors offer a similar Self-Check-Out-Out System. The success of these other entities and the system used may individually or collectively, significantly affect the Company's attempt to commercialize its Self-Check-Out-Out System. The Company has no market studies to determine its relative position with its competitors in the market place.  Some competitors have been in business longer, have more experienced personnel, have greater financial resources and better name recognition in the marketplace,

Automatic Fingerprint Identification Machine.

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

Operation.

To use the AFIM the person whose identity will be verified has the fingerprint read by the AFIM.  The finger is placed on the lens and AFIM reads the print, digitizes, and stores the digitized fingerprint.  To verify a person's identity AFIM reads the fingerprint and compares it to the digitized fingerprint on the magnetic strip or other storage medium.  A match verifies the person's identity.  The AFIM is connected to a personal computer which processes the information read by the AFIM and makes the comparison to the digitized fingerprint on the magnetic strip or other storage medium. The Company believes that it has the ability to connect AFIMs in series so that multiple stations or readers can be connected and operated by a single computer.

Possible Commercial Applications.

Different commercial applications of the AFIM are under development.  One possible application is a time clock.  The digitized fingerprint stored on the magnetic strip on the back of a card like a credit card must match the person's fingerprint that is recording his arrival at or departure from the workplace.  Because the AFIM system validates the identity of the person using the time clock, fellow workers cannot make in or out entries for other workers.

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

The Company has no comprehensive study or evaluation to determine the reliability of the AFIM or the frequency of false positives. A false positive is when a verification is sought and the person is identified as correct when it is not the person claimed. Management believes, based on the limited experience available, that AFIM does not yield false positives or false negatives at unsatisfactory levels.

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

For future development and possible commercialization of the AFIM technology and possible application the Company may enter into licensing agreements or joint ventures.  Presently the Company is merely considering the possibility of licensing agreements or joint venture agreements. At this time there are no agreements to which the Company is a party for licensing, royalties or joint venture projects.

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

DWM technology is based on the transmission of symmetrical, asymmetrical, and reference waves that are combined and separated. Depending upon frequencies and other factors, the Company believes it can achieve transmission rates in excess of other modems.  Data transmission speed will depend on such factors as the transmission medium, frequencies used and wave combinations.  The rate of data transmission varies significantly depending on the communication medium used.  When using plain old telephone system commonly known as "POTS", transmission rates will be slower.  DWM is not compatible with the technology used in other modems.

DWM may be used to transmit over any analog media including wireless.  Because wave frequencies may be higher when sent through the air, wireless data transmission using DWM technology may transmit information at higher rates.

Preliminary evaluations indicate that DWM technology may be used for data storage media which are magnetic based, such as hard drives, disks and other storage media.  Because various forms of magnetic media store in analog format, DWM may increase the storage capacity of some magnetic based devices.  DWM storage enhancement applications have not been fully developed and tested and may ultimately prove infeasible and impractical.

DWM must be developed from a prototype to a commercially viable product.  The Company makes no assurance that the DWM technology can be developed into a commercially viable product or products.

If the research and development of the modem is successful and the Company has a commercially viable product, the Company will consider various alternatives.  It may seek a joint venture partner or it may license the technology to another company and attempt to structure a royalty payment to the Company in the licensing agreement.  No plan has been adopted regarding the manufacture, marketing, or distribution of the technology, when and if commercialization is achieved. No assurance can be given that the commercialization efforts for the technology will be successful or that the Company will be able to effectively penetrate and capture a share of the market.  Any possible ventures are predicated on the Company developing  commercially viable products.

 Management believes that because of the increased amount of information that can be transmitted, other applications in the telecommunications industry may be feasible and beneficial. Again because of the sophisticated and high technology nature of this technology other applications may not ultimately be successful.

DEVELOPMENT STAGE COMPANY

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

Management of the Company has had limited experience in the operation of a public company and the management of a commercial enterprise.

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

The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees (and in some cases entities controlled by the employees) who may have been involved in the historical development of patented technology and trade secrets, particularly Neldon Johnson, President of the Company.  The loss of Mr. Johnson would have a substantial, material adverse effect on the Company. The Company entered into an agreement with Neldon Johnson to act as President and Chief Executive Officer in July 2000 which has expired. No new agreement has been formalized.

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

The Company believes that it has trade secrets and it has made efforts to safeguard and secure its trade secrets.  There can be no assurance that these safeguards will enable the Company to prevent competitors from gaining knowledge of these trade secrets and/or using them to their advantage and to the detriment of the Company.

The Company relies heavily on its proprietary technology in the development of its products. There can be no assurance that others may not develop technology which competes with the Company's products and technology.

Future Funding

Because the Company is a development stage company it will continue to need additional operating capital either from borrowing or the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money.  In the past, the Company has received funds from its president and his relatives in the form of cash advances. The Company received cash advances of $16,472  and $-0- from its officers during the years ended June 30, 2015 and 2014.  The advances are non-interest bearing, payable upon demand and included in the related party payables.  The balance of the related party advances at June 30, 2015 and 2014 were $163,668 and $147,196 respectively.

General

From its inception the Company's primary activity has been the development of different technologies. Since its formation, the Company has worked to develop a variety of  technologies which currently are in different stages of development. To date the Company has not marketed any commercially acceptable products.

Employees

Employees will be hired as needed.  Our employees are not represented by any labor union, and we believe our relations with employees are good.

Company Headquarters

The Company's address is located at 55 N Merchant St 608 American Fork, Utah 84003.

Marketing

Currently the Company has not finalized its marketing strategy for any products.

Strategies currently being considered include non-exclusive licensing of the solar lenses to companies promoting solar energy.

Development of the AFIM and DWM technologies has not been completed and no definitive marketing plan has  been determined.

The Company may seek joint venture partners, may license the products to others or may seek to establish distribution channels.  It is anticipated that any marketing efforts will require time and capital to develop.

Competition

Because the Company's products are distinct, its products will face different competitive forces.

The Bladeless Turbine and Alternative Solar Power System have competition from larger well-established companies that already have a history and name recognition. Though the turbine has many potential uses, especially in the area of electrical generation, there is no assurance that marketing strategies will be developed.

AFIM competes with all forms and systems of identity verification.  End users have different needs including cost, sophistication, degree of security, operational requirements, time for individual verification and convenience. The Company believes that no firm dominates the identity verification market.

If the Company successfully completes the development of a commercially viable communication device, the Company will face competition from large, well-established firms.  These firms offer products with immediate name recognition and are established in the market place and are compatible with other communication devices. The Company is hopeful that because of the speed at which its communication device may operate, it may have a competitive advantage.  The Company has no marketing studies or market research reports to determine the commercial acceptance of the communication device in the market place or the best marketing strategy to follow. Further, no assurance can be given that the Company will be successful in its further development of the DWM products.

The Company has no market share for any products.

In marketing the Company faces competition from major companies with established systems in the point of sale terminal market. Overcoming reluctance to change may be difficult.  In addition, the Self-Check-Out-Out System may not be compatible with or applicable to all retail operations.

The Company may rely on prospects known to management or developed by word of mouth.  The Company may develop a franchise program as a means to market and distribute the Self-Check-Out-Out.

Manufacturing and Raw Materials

The development of the turbine and Self-Check-Out-Out System has been done mostly by the Company, but if needed, the design could be outsourced.  If marketing efforts succeed and demand for the turbine and the Self-Check-Out-Out System increase, the Company plans to have them manufactured by established companies in their fields, with much of the assembling done on site.

Management believes that the supplies and parts are readily available from sources presently used by the Company or from alternative sources which can be used as needed.

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth of the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of the marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2015 and 2014, research and development expenses were $5,435 and $181,792, respectively.  Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur. The Company may work with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

The Company intends to continue the research and development of its technologies, primarily focusing on its Bladeless Turbine and the Solar Lens over the next several months.  The Company intends to have its Alternate Solar Energy Thermal System, which utilizes the Bladeless Turbine, fully operational in several months.  The Company plans to market the technology to companies planning to market alternative energy sources.

Acquisition of Technology

In May 2004, the Company entered into an agreement with its president, in which the Company acquired from the president patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical thermal technologies and electronic shelf tag technology developed by the president.  As consideration for these patents, patents pending, designs and contracts, the Company issued warrants to purchase 100,000,000 shares of common stock at $0.40 per share and agreed to pay the president a 10% royalty of total gross sales of products related to the patents.   As of June 30, 2015, there were 92,300,000 warrants still outstanding, exercisable through December, 2034.

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

We Have a History of Significant Losses, and We May Never Achieve or Sustain Profitability

Since inception, we have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant development. In addition, commercialization of our products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, our losses may increase.  Our net loss was $(71,022) for the fiscal year ended June 30, 2015, and our net loss for the fiscal year ended June 30, 2014 was $(1,119,940), Our operating losses may lower the value of our common stock and may jeopardize our ability to continue our operations.

The Company May Experience Fluctuations in Operating Results

The Company's operating results are likely to fluctuate in the future as a result of a variety of factors.  Some of these factors may include economic conditions; the amount and timing of the receipt of sale of the Company's current developments such as the solar lens; the success of the Company's development projects; the success of the Company's marketing strategy; capital expenditures and other costs relating to the development of the Company’s products; and the cost of advertising and related media. Due to all of the foregoing factors, the Company's operating results in any given quarter may be negative.  In such an event, any future trading price of the Company's common stock will likely be materially and adversely affected.

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

The Company’s Auditors Opinion Expresses Doubt About the Company’s Ability to Continue as a Going Concern

The  independent  auditor's  report issued in connection with the audited financial statements of the Company for the period ended  June  30,  2015, expresses  "substantial doubt about its ability to continue as a going concern," due to the  Company's  status as a  development  stage  company  and its lack of significant  operations.  If the  Company  is unable to make its Alternate Solar Energy Thermal System competitive in the marketplace, the Company may  have  to  cease  to  exist,  which  would  be detrimental to the value of the Company's  common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

Future Debt Financing May Involve Restrictive Covenants that May Limit the Company’s Operating Flexibility

Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt, a limit on dividends, limit on sale of assets, or specific collateral requirements.  Furthermore, if the Company raises funds through debt financing, the Company would also become subject to increased interest and principal payment obligations. In either case, if the Company was unable to fulfill either the covenants or the financial obligations, the Company may risk defaulting on the loan, whereby ownership of the firm's assets could be transferred from the Company or the shareholders to the debt holders.

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

The Company’s Success is Dependent on our Patents, Trade Secrets and Proprietary Rights

The Company’s future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technologies through a combination of patents and other intellectual property arrangements.  The protection provided by our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products.  In addition, our patents, if challenged, may not be upheld by the courts of any jurisdiction.  Patent infringement litigation, either to enforce our patents or to defend our patents from infringement suits, would be expensive and, if it occurs, could divert our resources from other uses.  Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license the related products.  Patent applications filed in foreign countries and patents in such countries are subject to laws and procedures that differ from those in the U.S.  Patent protection in such countries may be different from patent protection under U.S. laws and may not be as favorable to us.  We also attempt to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities.  There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities and trade secrets will be sufficient to protect our proprietary technology.

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

The Company may require additional facilities in the future.

ITEM 3. LEGAL PROCEEDINGS

The Company recently filed two lawsuits against Millard County and at least one of its employees seeking damages for incorrect disclosures and assertions regarding the Company and its activities. The lawsuits were filed in the Fourth District Court of the State of Utah. Millard County asserted that the Company did not have the necessary and proper permits for its activities. The Company believes it has the necessary permits and the statements of Millard County are incorrect. The complaints were recently filed.

Litigation to enforce patents, to protect proprietary information or to defend the Company against alleged infringement of the rights of others may occur. Such litigation could be costly, could divert our resources from other activities, and could have an adverse effect on our operations and financial condition.

The Company and it’s president have been named as a defendant in a complaint by the United States Justice Department (DOJ), dated November 23, 2015, alleging participation in the marketing of a non-compliant tax deferral, tax deduction and a tax credit program.  The Company feels it has done its due diligence in receiving the exclusive rights to patents,  obtaining reviews of the technologies by third party experts in their fields of study, obtained two tax opinion letters to ascertain that a business structure with specific tax benefits is available and legal under the law, developed working prototypes, and finally produced lenses with a manufacturing partner who is a global leader in the design, development and manufacture of acrylic based products.  Even with these two opinion letters the Company contractually requires persons to seek independent legal and tax advice. The Company does not provide legal or tax advice and is not a law firm, nor does it hold itself out as such. The Company firmly and unequivocally denies the allegations made by the DOJ. The Company has obtained Legal Counsel and intends to pursue every legal means possible to protect its rights, the rights of potential customers and its shareholders in this matter. The final outcome and the effect of this case on the Company is yet to be determined but such litigation could be costly, could divert our resources from other activities, and could have an adverse effect on our operations and financial condition.

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

Fiscal 2015	High	Low

June 30, 2015	$0.41	$0.35
March 31, 2014	$0.38	$0.35
December 31, 2015	$0.40	$0.35
September 30, 2014	$0.47	$0.45

Fiscal 2014	High	Low

June 30, 2014	$0.30	$0.21
March 31, 2014	$0.48	$0.25
December 31, 2013	$0.46	$0.32
September 30, 2013	$0.64	$0.40

Fiscal 2013	High	Low

June 30, 2013	$0.69	$0.38
March 31, 2013	$0.67	$0.22
December 31, 2012	$0.40	$0.18
September 30, 2012	$0.50	$0.34

The Company's shares are volatile and subject to large price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the Company's activities.

At June 30, 2015, the Company had approximately 995 shareholders of record.

As of June 30, 2015, Registrant had 64,894,305 shares of common stock issued and outstanding.  Sales based on the provisions of Rule 144 are available to shareholders holding restricted common stock.  Sales pursuant to the provisions of Rule 144 sold into the trading market may adversely affect the market price.  The Company's shares trade on the Over-the-counter Electronic Bulletin Board. The per share price in an auction market is based in part on supply and demand.  If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions and provisions of Rule 144, the market price of the shares of common stock of the Company may be adversely affected.

Dividend Policy

To date, registrant has not declared or paid any dividends to holders of its common stock.  In the future it is unlikely that the Company will pay any dividends.

Recent Sales of Unregistered Securities

Resales of the shares of restricted common stock must be made through an available exemption such as Rule 144 or Section 4(1) of the Securities Act in "routine trading transactions."Any person who acquires any of these securities in a private transaction may be subject to the same resale requirements.  (See below for a general discussion on Rule 144).

The Company received $800,000 through the sale of 2,500,000 restricted shares of common stock subsequent to June 30, 2015.  The Company may continue to attempt to obtain additional financing from private placements of equity securities or advances from its president.

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

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

·Current public information, volume limitations, manner of

·Volume limitations

·Manner of sale requirements for equity securities, and the filing of a

· Form 144.

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

·Current public information,

·Volume limitations,

·Manner of sale requirements for equity securities, and

·Filing of Form 144.

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

	June 30, 2015	June 30, 2014
Results of Operations:
Revenue	$-	$-
Loss from operations	(99,883)	(1,119,942)
Other income (expenses)	28,861	-
Net loss	(71,022)	(1,119,942)
Basic and diluted net loss per share	(0.00)	(0.02)

Cash Flow and Balance Sheet Data:
Net cash used in operating activities	$(20,883)	$(370,942)

Cash	16,822	26,108
Total Assets	300,507	306,940
Total Current Liabilities	214,462	149,873
Accumulated deficit	(40,034,994)	(39,963,972)
Total Liabilities and Stockholders' equity	$300,507	$306,940

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

Historically, the Company's activities have been dominated by its research and development activities.  As a result, there have been no revenues associated with operations during the reporting period. The Company has limited experience regarding profit margins or costs associated with operating a business.

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i) continue to license the Solar Lens and get the lens operational as part of  a system  to begin producing saleable energy; (ii) finalize a distribution agreement to provide non-exclusive licenses to vendors using the Solar Lens technology as a component in solar energy systems (to entities who desire to produce solar energy); and (iii) continue to develop marketable products which will exploit the existing technologies.

During the next 12 months, additional financing may be required to fund the licensing of the Solar Lens product and for the development of other marketable products.  To date, the Company has primarily financed operations by the receipt of advances from the Company’s president, funds received from customers wishing to participate in future earnings from the Solar Lens and through the private placement of equity securities. The president and the Company have no formal agreement as to any future advances.

The Company received $800,000 through the sale of 2,500,000 restricted shares of common stock subsequent to June 30, 2015.  The Company may continue to attempt to obtain additional financing from private placements of equity securities or advances from its president.

The Company currently has only management employees and does not expect a significant increase in the number of employees during the next 12 months.

Operating Revenues

The results of fiscal year ended June 30, 2015 as compared to the results of fiscal year ended June 30, 2014:

The Company has not generated a profit since its inception.  Operations during the years ended June 30, 2015 and 2014, primarily pertained to research and development.  Research and development expenses decreased by $176,357 or 97% from $181,792 in fiscal year 2014 to $5,435 during 2015.  The decrease in research and development expenses  arose primarily from reduced research and development costs as well as reduced payroll costs paid to develop the Alternate Thermal Energy System and bladeless turbine during the fiscal year 2015 as compared to fiscal year 2014.   Depreciation expenses in 2015 were $2,022 compared to depreciation expenses in 2014 of $38,851.  In 2015 depreciation expenses decreased by $36,829 for a percentage of approximately 95% reflecting several assets which were fully depreciated by the end of fiscal year 2014.  General and administrative expenses in 2015 were $92,426 compared to general and administrative expenses of $899,299 in 2014.  General and administrative expenses decreased by $806,873 or by approximately 90%.  The decrease represented the reduction in the number of employees due to the progress in finalizing the Solar Lens and the Company’s decision to license the technology to outside vendors, who will be responsible for manufacturing and distributing the technology (or incorporating the Solar Lens into proprietary solar energy generating systems).  In 2015 total operating expenses were $99,883 compared to total operating expenses of $1,119,942 in 2014 for a decrease of $1,020,059 or approximately 91%.

In 2015 the net loss was $71,022 compared to a net loss of $1,119,940 in 2014.  The net loss decrease was $1,048,918 or approximately 94% in the years 2015 and 2014.  The reduction in the operating loss is consistent with the operations of the Company, which currently are focused upon the contractual licenses being negotiated.  The 2015 operations may not be representative of the future operations as management currently is evaluating the opportunities for commercial development of other technologies, including the Digital Wave Modulation, the Self Check Out, the Bladeless Turbine, the Finger Print Identification and other technologies. In the years ended June 30 2015 and 2014 the basic and diluted loss per share was ($.00) and ($.02) respectively.

In 2015 and 2014, the weighted average number of shares outstanding was 64,894,305.

Total revenue and cost of sales were $0 for fiscal years 2015 and 2014.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing research and development activities.  To date, we have primarily financed our operations by the receipt of loan advances from the Company’s president and through the private placement of equity securities and through investments in the Solar Lens. The president and the Company have no formal agreement as to any future loans or advances. The Company has no line of credit with any financial institution. The Company believes that until it has consistent operations and revenues, it will be unable to establish a line of credit from conventional or other sources.

The Company's liquidity is substantially limited given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs and establish any distribution networks.  During the quarter ended September 30, 2015, the Company raised $800,000 through a sale of 2,500,000 shares of common stock.

The 2015 ratio of current assets to current liabilities is approximately 9% compared to the 2014 ratio of 17%.  If the Company continues to have negative cash flows or if the Company is unable to generate sufficient revenues to meet its operating expenses, the Company will continue to experience liquidity difficulties.

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

Long-Lived Assets

Currently the only long-lived assets on the Company’s books is the land located in Delta, UT.  The balance of the other fixed assets (except for a fully depreciated computer) were either sold or retired on the books and financial records of the Company during the years ended 2015 and the current operations of the Company are not expected to require significant investment in operating assets.  The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  The estimates of future cash flows involve management’s judgment and may be based on assumptions of future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Furthermore, the Company makes periodic assessments about patents and related technology to determine if it plans to continue to pursue the technology and if the patents have value. No impairments were recorded during the years ended June 30, 2015 and 2014, respectively.  At June 30, 2015, the only undepreciated long-lived assets were represented by land, which is carried at historical cost.

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

 Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating possible effect of this guidance on future disclosures.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS

The financial statements required by this item are after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the

“Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Background of Executive Officers and Directors

Neldon Johnson is the founder of the Company and the primary inventor of the bladeless turbine and solar thermal energy technologies, Self-Check-Out system, AFIM and DWM. Mr. Johnson directs the Company's research and development program. Mr. Johnson studied physics and mathematics at Brigham Young University in Provo, Utah, and graduated from Utah Technical College's Electronics Technology Program in 1964.  He has taken training courses and has taught courses in electronics programming, microwave and wave switch programs. From 1965 to 1968 he worked for American Telephone and Telegraph, Inc., as an engineer. From 1983 to the present, Mr. Johnson has been developing the bladeless turbine and solar thermal energy technologies, Self-Check-Out System, AFIM and DWM. Also, from 1975 to 1990 he worked at a Ream's Grocery Store and had management responsibilities for operations. Mr. Johnson has real estate holdings.  Mr. Johnson is not currently an officer or director of any other public company nor has he ever been an officer or director of any other public company.  We believe Mr. Johnsons long-standing service and extensive experience with the Company qualify him to serve as a director.

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

Curtis Snow became a director in September 2010 following the passing of Mr. Barrett. Mr. Snow graduated from BYU with Bachelor of Science degree in Design Engineering Technology in 1992. He worked off and on with the Company as an employee or consultant for a period of 15 years.  Mr. Snow previously served on the Company’s board of directors from June 1996 to January 2006. Management believes Mr. Snow’s extensive experience with the Company qualify him to serve as a director.

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

Audit Committee

We have not established an Audit Committee because, due to our development of operations and the fact that we only have three directors and one other executive officer, we believe that we are able to effectively manage the issues normally considered by an audit committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

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

ITEM 11. EXECUTIVE COMPENSATION

The primary objective of the Company’s compensation policy is to maintain compensation reasonably low while the Company is in the development stage and has limited financial resources.  The compensation of the officers is based on the scope of their responsibilities.  During the periods ending June 30, 2015 and 2014, the Company did not pay nor accrue any compensation to its officers.

Name and Principal Position	Fiscal Year	Salary $		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Neldon Johnson	2015		None	-	-	-	-	-	-
President, CEO and Director	2014		None	-	-	-	-	-	-

Randale	2015		None	-	-	-	-	-	-
Johnson	2014		None	-	-	-	-	-	-

LaGrand Johnson	2015		None	-	-	-	-	-	-
CFO	2014		None	-	-	-	-	-	-

Employment Agreements

The Company entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in July 2000. Per the agreement, Neldon is to be paid $100,000 per anum, increasing each calendar year by the percentage increase in the Consumer Price Index   No new employment agreement has yet been entered into between the Company and its president.  Mr. Johnsons has agreed to forego compensation until the Company becomes profitable.  Any compensation which might have accrued under any of the previous contracts has been forgiven by Mr. Johnson and the attached financial statements do not include any accrued obligations for compensation.

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

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2015, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of June 30, 2015, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 64,894,305 shares of common stock outstanding as of June 30, 2015, together with applicable options and warrants for each stockholder.  Unless otherwise indicated, the address of each person listed below is in the care of International Automated Systems, Inc., 55 N Merchant St 608 American Fork, Utah 84003.

	Shares Beneficially Owned
Name and Title	Number (4)		Percent
Neldon Johnson, President, CEO and Director	94,305,020	(1)	71.9%
Randale Johnson, Secretary and Vice President	450,085	(2)	0.6%
LaGrand Johnson, CFO	200,000	(3)	0.6%
Curtis Snow	380,000		0.6%
Blain Phillips, Director	-0-		0.0%
All officers and directors as a group (5 persons)	96,025,105		73.2%

(1)	Includes warrants to purchase 93,300,000 shares of common stock exercisable as of June 30, 2015.

(2)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2015.

(3)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2015.

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

The Company’s president made advances to the Company which are included as “Related Party Payables”.  For the periods ended June 30, 2015 and June 30, 2014, these payables were $163,668  and 147,196 respectively. The advances are non-interest bearing.

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2015 and 2014 have been audited by the public accounting firm, Pinaki & Associates LLC.

The Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by the outside auditor. The percentage of hours expended on the audit by persons other than full time, permanent employees of Pinaki & Associates LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2015 for professional services by Pinaki & Associates LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $5,000.

Audit-Related Fees

Audit-related fees, not included in the previous paragraphs, for the years ended June 30, 2015 and 2014 for assurance and related services by Pinaki & Associates LLC were $0 and $0, respectively.

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

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: March 7, 2016

/s/ Lagrand Johnson
LAGRAND JOHNSON
Title: Chief Financial Officer,

Date: March 7, 2016

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: March 7, 2016

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: March 7, 2016

/s/ Curtis Snow
CURTIS SNOW
Title: Director

Date: March 7, 2016

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

International Automated Systems Inc.

American Fork

Utah 84003

We have audited the accompanying consolidated balance sheets of International Automated Systems Inc. as of June 30, 2015 and 2014, and the related statements of income, stockholders’ equity and cash flows for the years ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems Inc. as of June 30, 2015 and 2014, and the related statements of income, stockholders’ equity and cash flows for the years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

s/d Pinaki & Associates, LLC

Newark, DE

February 17, 2016

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
June 30,	June 30,
2015	2014
CURRENT ASSETS

Cash and cash equivalents	$16,822	$26,108
Accounts receivable	-	-

Total Current Assets	16,822	26,108

PROPERTY AND EQUIPMENT, net	283,685	280,832

TOTAL ASSETS	$300,507	$306,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$27,794	$2,677
Related party payable	163,668	147,196
Deferred revenue	23,000	-

Total Current Liabilities	214,462	149,873

Long-term notes payable	-	-

TOTAL LIABILITIES	214,462	149,873

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
64,894,305 and 64,894,305 issued and outstanding, respectively	39,650,775	39,650,775
Accumulated deficit	(40,034,994)	(39,963,972)

Total Stockholders' Equity	86,045	157,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$300,507	$306,940

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Operations

	For the Year Ended
	June 30,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES

Research and development	5,435	181,792
Depreciation expense	2,022	38,851
General and administrative	92,426	899,299

Total Operating Expenses	99,883	1,119,942

Net Operating Loss	(99,883)	(1,119,942)

OTHER INCOME (EXPENSES)
Net gain on disposal of fixed assets	28,861	-
Interest income	-	2
Total Other Income (Expenses)	28,861	2

NET LOSS	$(71,022)	$(1,119,940)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	64,894,305	64,894,305

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Stockholders' Equity

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance, June 30, 2013	5,700,000	$470,264	64,894,305	$39,650,775	$(38,844,032)	$1,277,007

Net loss for the year ended
June 30, 2014	-	-	-	-	(1,119,940)	(1,119,940)

Balance, June 30, 2014	5,700,000	470,264	64,894,305	39,650,775	(39,963,972)	157,067

Net loss for the nine months ended
March 31, 2015 (unaudited)	-	-	-	-	(71,022)	(71,022)

Balance, March 31, 2015 (unaudited)	5,700,000	$470,264	64,894,305	$39,650,775	$(40,034,994)	$86,045

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the Year Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,022)	$(1,119,940)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	2,022	38,851
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	-	758,183
Increase / (decrease) in accounts payable	25,117	(31,911)
Increase/ (decrease) in accrued liabilities	23,000	(16,125)

Net cash used in operating activities	(20,883)	(370,942)

Cash flows used in investing activities
Purchase of property and equipment	(4,875)	(5,606)

Net cash used in (provided by) investing activities	(4,875)	(5,606)

Cash flows provided by financing activities
Payments/(Advances) on cash advances from related party	16,471	-

Net cash provided by financing activities	16,471	-

Net change in cash	(9,287)	(376,548)
Cash at beginning of period	26,108	402,656

Cash at end of period	$16,822	$26,108

Supplemental non-cash flow information:

Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-

Non Cash Financing Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

International Automated Systems, Inc.

Notes to the Financial Statements

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As June 30, 2015, the Company had $16,822 of available cash and a working capital deficit of $170,086.  For the twelve months ended June 30, 2015 and 2014, the Company had no revenue, no operating income and used net cash for operating activities of $20,883 and $370,942, respectively. As of June 30, 2015 the Company’s losses accumulated from inception totaled $40,034,994.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had cash deposits that exceeded insured amounts of $-0- and $-0-  as of June 30, 2015 and June 30, 2014, respectively.

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

Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $5,435 and $181,792 for the twelve months  ended June 30, 2015 and 2014, respectively.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $202 and $7,648 for the twelve months ended June 30, 2015 and June 30, 2014, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. During the year ended June 30, 2015, the Company disposed of all depreciable assets except for a computer, which has been fully depreciated.  Depreciation expense for the twelve months ended June 30, 2015 and 2014 was $2,022 and $38,851, respectively. The major classes of assets are as follows:

	June 30,	June 30,
	2015	2014
Land	$283,685	$256,131
Computer and equipment	528	57,986
Machinery and equipment	-	448,497
Mobile office	-	11,764
Total property and equipment	284,213	774,378
Less: Accumulated depreciation	(528)	(493,546)
Total property and equipment, net	283,685	280,832

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $163,668 and $147,196 to its president for expenses paid on the Company’s behalf as of June 30, 2015 and June 30, 2014, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

NOTE 4 – STOCK BASED COMPENSATION

Options and Warrants

International Automated Systems, Inc.

Notes to the Financial Statements

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

The following table summarizes the stock option and warrant activity as of and for the years ended June 30, 2014 and 2013:

36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At June 30, 2015 and June 30, 2014, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 5 – PREFERRED STOCK (Continued)

 Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable

International Automated Systems, Inc.

Notes to the Financial Statements

immediately and the options expire ten years from the date the preferred stock is exchanged.  At June 30, 2015 and June 30, 2014, there were 300,000, series B Preferred shares issued and outstanding.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued.

During August of 2015, the Company sold 3,200,000 shares of restricted common stock and received proceeds of $800,000.

During November of 2015, a complaint was filed by the United States Justice Department naming the Company as a defendant along with two limited liability companys and three individuals.  The complaint alleges that the Company was involved in a tax program which was marketed to several individuals.  Further, the complaint alleges that the tax program was not consistent with the rules and regulations of the Internal Revenue Code regarding certain business expenses and tax credits which were claimed by the individuals investing in the program.

The Company is reviewing the complaint, does not believe that the allegations are supportable and plans to defend any allegations that the Company did anything to facilitate the investors claiming or supporting the deductions and tax credits.