Form 10-Q
period 2015-09-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2017-03-01
CIK 820380

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 2015

Commission File Number  33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

UTAH                              87-0447580

(State or other jurisdiction of     (IRS Employer

incorporation or organization)     Identification No.)

2730 W 4000 S

Oasis, Utah 84624

(Address of principal executive offices)

Registrant's telephone number

including area code   (801) 372-4383

55 North Merchant Street 608

American Fork, Utah 84003

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes

No x

As of January 27, 2017, registrant had 79,156,344 shares of common stock, no par value per share, issued and outstanding; registrant also had 5,700,000 shares of preferred stock, no par value issued and outstanding.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of its operations from June 30, 2015, through September 30, 2015 have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

INTERNATIONAL AUTOMATED SYSTEMS, INC

Balance Sheets

ASSETS
	September 30,	June 30,
	2015	2015
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$794,531	$16,822

Total Current Assets	794,531	16,822

PROPERTY AND EQUIPMENT, net	283,685	283,685

TOTAL ASSETS	$1,078,216	$300,507

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$8,249	$27,794
Related party payable	153,517	163,668
Deferred revenue	48,000	23,000

Total Current Liabilities	209,766	214,462

Long-term notes payable	-	-

TOTAL LIABILITIES	209,766	214,462

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
67,608,221 and 64,894,305 issued and outstanding, respectively	40,450,775	39,650,775
Accumulated deficit	(40,052,589)	(40,034,994)

Total Stockholders' Equity	868,450	86,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,078,216	$300,507

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC

Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES

Research and development	1,228	2,254
Depreciation expense	-	506
General and administrative	16,367	27,327

Total Operating Expenses	17,595	30,087

OTHER INCOME
Interest income	-

Net Operating Loss	(17,595)	(30,087)

NET LOSS	$(17,595)	$(30,087)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	67,509,431	64,894,305

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,595)	$(30,087)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	-	506
Changes in current assets and liabilities:
(Increase) / decrease in common stock receivable - related party	-	-
Increase / (decrease) in accounts payable	(19,546)	6,351
Increase/ (decrease) in accrued liabilities	25,000	-

Net cash used in operating activities	(12,141)	(23,230)

Cash flows used in investing activities
Purchase of property and equipment	-	-

Net cash used in (provided by) investing activities	-	-

Cash flows provided by financing activities

Payments/(Advances) on cash advances from related party	(10,151)	7,097
Sale of common stock	800,000	-

Net cash provided by financing activities	789,849	7,097

Net change in cash	777,708	(16,133)
Cash at beginning of period	16,822	26,108
	$
Cash at end of period	794,531	$9,975
Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-
Cash payments for common stock	800,000	-
Non Cash Financing Activities	$-	$-

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

Basis of Presentation / Liquidity - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of September 30, 2015, the Company had $794,531 of available cash and working capital of $660,865.

For the three months ended September 30, 2015 and 2014, the Company had no revenue, no operating income and used net cash for operating activities of $52,141 and $23,230, respectively. As of September 30, 2015, the Company’s losses accumulated from inception totaled $40,052,589.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had cash deposits that exceeded insured amounts of $544,531 and $-0- as of September 30, 2015 and June 30, 2015, respectively.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash, cash equivalents, a related party receivable for common stock purchased and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

Impairment - The Company records impairment losses on property, equipment and patents when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Furthermore, the Company makes periodic assessments about each patent and the related technology to determine if it plans to continue to pursue the technology and if the patent has value.

As of September 30, 2015, the Company has no unimpaired patents and the equipment is fully depreciated.

Research and Development - Research and development has been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $1,228 and $2,254 for the three months ended September 30, 2015 and 2014, respectively.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $-0- and $202 for the three months ended September 30, 2015 and 2014, respectively.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the asset which was five years. Depreciation expense for the three months ended September 30, 2015 and 2014, was $-0- and $506, respectively. The major classes of assets are as follows:

September 30, 2015	June 30, 2015

$ 283,685 528 -0- -0- 284,213 (528) $ 283,685	$ 283,685 528 -0- -0- 284,213 (528) $ 283,685

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for operating loss carryforwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax basis. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized. The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax

As of September 30, 2015 and June 30, 2015, there were no deferred tax assets or liabilities.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2015 and June 30, 2015, results of operations, and cash flows at September 30, 2015 and 2014, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015, audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic earnings/loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income or loss by the sum of the weighted average number of common shares plus the weighted average common stock equivalents which would arise from the exercise of outstanding stock options, issuance of stock held in trust and conversion of Series B Preferred Shares into options to purchase shares of common stock, using the treasury stock method and the average market price per share during the period.  There was no diluted earnings per share reported as it would have been anti-dilutive.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $153,517 and $163,668 to officers of the Company for expenses paid on the Company’s behalf as of September 30, 2015 and June 30, 2015, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

A shareholder of the Company has a payable due for common stock issued by the Company.  The common stock was sold based upon the low price reported for common stock transaction on the date of sale.  The receivable was satisfied via  cash payments during November 2015.

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

The agreement contains a standard anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same.  The warrants have an exercise price of $0.40 per share and are all exercisable as of September 30, 2015.

The following table summarizes the stock option and warrant activity as of and for the years ended September 30, 2015:

Detail	Options Warrants	Wtd Avg Exercise Prices	Wtd. Avg. Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2013	92,300,000	$ 0.40	22.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2014	92,300,000	$ 0.40	21.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Exercisable at June 30, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at September 30, 2015	92,300,000	$ 0.40	20.25	$ 36,920,000
Exerciseable at September 30, 2015	92,300,000	$ 0.40	20.25	$ 36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At September 30, 2015 and June 30, 2015, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At September 30, 2015 and June 30, 2015, there were 300,000, series B Preferred shares issued and outstanding.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements.  The only subsequent material subsequent event included the sale of an additional 11,646,912 shares of common stock to a related party (shareholder) for an additional receivable of $3,037,839, increasing the existing note receivable outstanding at September 30, 2016 to $3,077,839.  The Company received 3,077,839 from the related party on November 24, 2015.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.  As of September 30, 2015, Registrant had cash of $794,531.  Cash increased from the June 30, 2015, balance due to the proceeds (amounting to $800,000) from a placement of 2,500,000 shares of restricted common stock on August 13, 2015.  Funds expended on the technology development, as well as products of the declined during the quarter as the Company focused management efforts to finalize a license for the Solar Lens system with two private companies.

Registrant has total liabilities at September 30, 2015, of $209,766 compared to the liabilities at June 30, 2015, of $214,462.  The shareholders' equity at September 30, 2015, increased to $868,450 from the June 30, 2015 balance of $86,045.   (The increase was generated primarily from the proceeds received through the placement of common stock during August of 2015.  During the quarter the June 30, 2015 obligation to a related party of $163,668 decreased to $153,517 as of September 30, 2015.

Registrant had cash and total current assets of $794,531, had current liabilities of $209,766 and had shareholders' equity of $868,450 as of September 30, 2015, compared to cash of $16,822, current liabilities of $214,462 and stockholders’ equity of $86,045 as of June 30, 2015. As of September 30, 2015, the ratio of current assets to current liabilities (current ratio) was approximately 3.8.

Results of Operation.  For the quarters ended September 30, 2015 and 2014, Registrant had no revenues.  For the quarter ended September 30, 2015, Registrant had expenses of $17,595 compared to expenses of $30,087 for the September 30, 2014 period a year earlier.  The lack of revenues reflects the focus on licensing the Solar Lens technology with an expectation of generating royalty income.

For the quarter ended September 30, 2015, the Registrant incurred a net loss of ($17,595) compared to a net loss of ($30,087) for the same period a year earlier.  The decrease in net loss is attributable primarily to the reduction in research and development expenses.  Additionally all assets were sold or fully depreciated so starting in fiscal year end June 30, 2016, the depreciation expense went to $-0-.  Operating expenses have changed to negotiating licensing arrangements for the developed Solar Lens technology.  Finally, for the past year the Company has incurred professional fees for accounting and legal services required as management has been focused upon bringing the public filings of the Company current.

The first quarter 2015 basic and diluted loss per share was $(0.00) which was consistent with the loss per share of (0.00) reported in the first quarter of 2014.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is pursuing various sales and licensing agreements, will receive $3, 077,838.83 from placement of common stock; and is hopeful that the stock placement and the licensing agreements will generate sufficient cash flow for the Company to remain a going concern.

Company’s Business.  The products which the Company has under development are described in its report on Form 10-K, which was filed on or about March 3, 2016.  Generally speaking the Company anticipates completing the license agreement allowing licensees to develop, manufacture and sell products based upon the Alternate Solar Lens technology.  Management and the board of directors plan to consider options for researching and developing products based upon various products, for which the Company has developed core technologies, including opportunities for products based upon:

1.

Alternate Solar Energy Thermal Lens Technology;

2.

Bladeless Propulsion Steam Turbine;

3.

Automated Fingerprint Identification Machine;

4.

Digital Wave Modulation;

5.

Automatic Self-Service Checkout System;

The Company is incorporating the report on Form 10-K filed on March 11, 2016, into this report by reference.

Summary of Technologies Being Developed.  The Company has an Alternate Solar Energy Thermal Lens (“Lens”) which has been the subject of licensing efforts with two private companies.  The lens may also be incorporated with the Company’s bladeless turbine as a system to generate power. The system would focus and efficiently capture the solar energy onto a receiver which could then be used to propel the bladeless turbine.  The System may use multiple concentrators to supply a single turbine.

The Company has an Automated Fingerprint Identification Machine (“AFIM”) which is designed to have the capability of verifying the identity of individuals. The AFIM will be able to identify a person utilizing information previously stored. The Company believes that it has the ability to connect a series of AFIM’s to a single personal computer.  The person whose identity will be verified has the AFIM read their fingerprint.  The person whose identify is being verified has the AFIM read the fingerprint which is then stored in a storage medium and is available for subsequent positive identification of individuals via their fingerprint.

The Company purports that it has developed technology and theoretical application that would transmit information and data using different electromagnetic wave patterns (radio waves).  The different patterns are based upon configurations and timing of the radio waves.  The Company refers to this technology as the Digital Wave Modulation (“DWM”). The Company believes that this technology may increase the amount of information which can be transmitted during discrete time periods (increased band-width density). The commercial feasibility of this technology has not been demonstrated. The Company plans to continue investigating the technology’s feasibility.  There is great competition in the communication, data transfer and storage systems. There are risks arising from the costs required to develop commercially viable products.  The Company’s research and commercialization is limited by funds available for development.  To be successful the Company must have necessary skilled personnel marketing capabilities and strategies for each product developed or under development.

The Company has patented a bladeless propulsion steam turbine.  It uses the expansion of steam to create a rotational force.  The Company believes that its turbine is at least as effective as other turbines, is smaller in size, requires less maintenance, is less expensive to manufacture, is mass producible, and does not require cooling towers.  It is more mobile and water conserving than other turbines. The Company believes that its turbine will be marketable to the utility power industry, hydrogen production operators, and transportation support.  The Company may not be able to manufacture because of lack of sufficient funding, government interference and regulation, lack of acceptance in the industry, and many other conditions not under the Company’s control.

The Company has developed an Automatic Self-Service Check-Out System.   In retail operations the Self-Check-Out System would allow customers to personally check out and pay for the items to be purchased. A scanner reads the bar codes on the items being purchased and a scale weighs the scanned items that are placed in the receiving baskets.  The Self-Check-Out System is designed to replace or supplement clerk operated cashier registers.  When fully implemented a store manager is able to maintain accurate inventory of items on a contemporary basis.

For the Self-Check-Out System to operate, at least 95% of the items must have bar codes. The retailer may have to purchase equipment to be able to put bar codes on items in the store.  The Company believes that the Self-Check-Out System may reduce thefts and employees will be unable to circumvent traditional Check-Out systems.

Another market being tested is automatic ordering and payment.  Customers would use a touch screen to initiate an order and make payment using the Company’s AFIM technology.  The order would be sent automatically to the food preparers.

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

The Company believes that it also owns trade secrets and it makes efforts to safeguard and secure its trade secrets.  There can be no assurance that these safeguards will enable the Company to prevent competitors from gaining knowledge of these trade secrets and using them to their advantage and to the detriment of the Company.

The Company relies to a great extent upon its proprietary technology for development of its products.  There can be no assurance that others may not develop technology which competes with the Company’s products and technology.

Part II.

Item 1. Legal Proceedings.

The Company has filed two lawsuits against Millard County and at least one of its employees seeking damages for incorrect disclosures and assertions regarding the Company and its activities. The lawsuits were filed in the Fourth District Court of the State of Utah. Millard County asserted that the Company did not have the necessary and proper permits for its activities. The Company believes it has the necessary permits and the statements of Millard County are incorrect.

Litigation to enforce patents, to protect proprietary information or to defend the Company against alleged infringement of the rights of others may occur. Such litigation could be costly, could divert our resources from other activities, and could have an adverse effect on our operations and financial condition.

The Company and its president have been named as a defendant in a complaint by the United States Justice Department (DOJ), dated November 23, 2015, alleging participation in the marketing of a non-compliant tax deferral, tax deduction and a tax credit program.  The Company feels it has done its due diligence in receiving the exclusive rights to patents,  obtaining reviews of the technologies by third party experts in their fields of study, obtained two tax opinion letters to ascertain that a business structure with specific tax benefits is available and legal under the law, developed working prototypes, and finally produced lenses with a manufacturing partner who is a global leader in the design, development and manufacture of acrylic based products.

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

Item 2. Changes in Securities.

The Company has sold restricted shares of the Company’s common stock as follows:

Date

Shares

Proceeds

March 19, 2015

29,412 shares

$10,000.

April 27, 2015

85,714 shares

$30,000.

July 8, 2015

64,103 shares

$25,000.

August 13, 2015

2,500,000 shares

$800,000.

August 17, 2015

34,688 shares

$11,100.

November 24, 2015

11,538,462 shares

$3,000,000.

December 17, 2015

   9,660 shares

$1,739.

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

B. Reports on Form 8-K.

  None

Item 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based upon the evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of inherent limitations, (chiefly the limited number of available personnel) internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2015 our internal control over financial reporting was not effective.

Evaluation of Internal Control Over Financial Reporting by Outside Auditor

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2017

International Automated Systems, Inc.

By s/Neldon Johnson

President and Chief Operating Officer