Form 10-Q
period 2015-12-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2017-03-01
CIK 820380

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2015

Commission File Number  33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

UTAH                              87-0447580

(State or other jurisdiction of     (IRS Employer

incorporation or organization)     Identification No.)

2730 W 4000 S

Oasis, UT 84624

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

In the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2015, and the results of its operations from June 30, 2015, and from September 30, 2015 through December 31, 2015 have been made.  The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
	December 31, 2015	June 30, 2015
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$3,773,874	$16,822
Accounts receivable	-	-

Total Current Assets	3,773,874	16,822

PROPERTY AND EQUIPMENT, net	283,685	283,685

TOTAL ASSETS	$4,057,559	$300,507

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$8,248	$27,794
Related party payable	149,213	163,668
Deferred revenue	-	23,000
Prepaid common stock subscription - related party	3,077,868	-

Total Current Liabilities	3,235,330	214,462

Long-term notes payable	-	-

TOTAL LIABILITIES	3,235,330	214,462

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
67,394,305 and 64,894,305 issued and outstanding, respectively	40,450,775	39,650,775
Accumulated deficit	(40,098,810)	(40,034,994)

Total Stockholders' Equity	822,229	86,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,057,559	$300,507
	.
The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	714	851	18,704	3,105
Depreciation expense	-	505	-	1,011
General and administrative	28,942	8,912	45,113	36,238

Total Operating Expenses	29,657	10,268	63,816	40,355

Net Operating Loss	(29,657)	(10,268)	(63,816)	(40,355)

NET LOSS	$(29,657)	$(10,268)	(63,816)	(40,355)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	67,394,305	64,894,305	66,806,873	64,894,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,816)	$(40,355)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	-	1,011
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	-	-
Increase / (decrease) in accounts payable	(19,546)	84
Increase / (decrease) in deferred revenue	(23,000)	-
Increase / (decrease) in prepaid common stock subscription - related party	3,077,868

Net cash provided (used) in operating activities	2,971,506	(39,260)

Cash flows used in investing activities
Purchase of property and equipment	-	-

Net cash provided (used) in investing activities	-	-

Cash flows provided by financing activities

Payments/(Advances) on cash advances from related party	(14,456)	32,097
Sale of common stock	800,000	-

Net cash provided by financing activities	785,544	32,097

Net change in cash	3,757,050	(7,163)
Cash at beginning of period	16,822	26,108

Cash at end of period
	$3,773,873	$18,945
Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-

Non Cash Financing Activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Basis of Presentation / Liquidity - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of December 31, 2015, the Company had $3,773,874 of available cash and working capital of $538,544.  At June 30, 2015, the Company had available cash of $16,822 and a deficit in working capital of $(197,640).  For the three and six months ended December 31, 2015 and 2014, the Company had no revenue and no operating income.  For the six months ended December 31, 2015, the Company increased cash by $2,971,506 and for December 31, 2014 decreased net cash from  operating activities of $2,971,506 and $(39,260), respectively.

As of December 31, 2015, the Company’s total accumulated losses amounted to $(40,098,810).

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had cash deposits that exceeded insured amounts of $3,273,874 and $-0- as of December 31, 2015 and June 30, 2015, respectively.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

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

As of December 31, 2015 the Company has no unimpaired patents and the equipment is fully depreciated.

Research and Development - Research and development has, historically, been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Lens technology.  These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $714 and $18,704 for the three and six months ended December 31, 2015, respectively.  For the comparative three and six month periods ended December 31, 2014, the research and development expenses were $851 and $3,105 respectively.

Advertising Costs - Advertising costs are expensed when incurred. There were no advertising expenses for the three months and six months ended December 31, 2015 and 2014, respectively.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets. Depreciation expense for the three months ended December 31, 2015 and 2014 was $-0- and $506, respectively.  For the comparative six month periods ended December 31, 2015 and 2014, depreciation expense was charged $-0- and $1,011.  The major classes of assets are as follows:

Long-term Assets	December 31, 2015	June 30, 2015
Land	$ 283,685	$ 283,685
Computer and equipment	528	528
Total property and equipment	284,213	284,213
Less: Accumulated depreciation	(528)	(528)
Total property and equipment, net	$ 283,685	$ 283,685

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for operating loss carryforwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax basis. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.  The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax

As of December 31, 2015 and June 30, 2015, there were no deferred tax assets or liabilities.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2015 and June 30, 2015, results of operations, and cash flows at December 31, 2015 and 2014, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements.  The results of operations for the periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on these financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $149,214 and $163,668 to officers of the Company for expenses paid on the Company’s behalf as of December 31, 2015 and June 30, 2015, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

NOTE 4 – STOCK BASED COMPENSATION

Options and Warrants

The Company’s board of directors authorized the Company to enter into an agreement dated May 14, 2004 and amended October 13, 2004, with the Company’s president, in which the Company acquired patents, patents pending, designs and contracts related to certain technology developed by the president.   No historical cost value has been assigned to these patents as they were acquired from the president (a related party).

As consideration, the Company authorized and issued warrants to purchase 100,000,000 shares of common stock to the president and agreed to pay the president royalties in the future equal to 10% of future proceeds related to income from the technology.  The warrants, which were considered stock-based compensation for services to be rendered, had no intrinsic value on the grant date.  The fair value of the warrants was $37,136,781, calculated on the grant date using the Black-Scholes model. The following assumptions were used for this grant: Average risk-free interest rate of 4.79%; expected lives of 10 years; expected dividend yield of zero percent; and expected volatility of 138.76%. On July 1, 2006, the Company began recognizing stock-based compensation expense over the graded exercisability period of the options using the straight-line basis over the requisite service period for each separately exercisability portion of the award  as if the award was, in-substance, multiple awards.

The agreement contains a standard anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same.  The warrants have an exercise price of $0.40 per share and are all exercisable as of December 31, 2015.

The following table summarizes the stock option and warrant activity as of and for the years ended December 31, 2015:

Detail	Options Warrants	Wtd Avg Exercise Prices	Wtd. Avg. Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2013	92,300,000	$ 0.40	22.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2014	92,300,000	$ 0.40	21.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Exercisable at June 20, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2015	92,300,000	$ 0.40	20.0	$ 36,920,000
Exerciseable at December 31, 2015	92,300,000	$ 0.40	20.0	$ 36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At December 31, 2015 and June 30, 2015, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At December 31, 2015 and June 30, 2015, there were 300,000, series B Preferred shares issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. The Company has received $3,077,838 from a related party as a prepayment for 11,762,038 shares of common stock that was subsequently issued on June 24, 2016.  There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.  As of December 31, 2015, Registrant had cash of $3,773,874.  Cash increased from the June 30, 2015 balance due to proceeds of $800,000 received from a private placement of 2,500,000 shares of restricted common stock on August 13, 2015 and funds in the amount of $ received from a related party during the period ended December 31, 2015 .  Funds spent on the development of the technology and products of the Company continued to decline during the quarter as the Company continues efforts to finalize a non-exclusive royalty license for the Solar Lens system with two private companies.

Registrant has total liabilities at December 31, 2015 of $3,235,330 compared to the liabilities at June 30, 2015 of $214,462.  The liabilities increased during the period ended December 31, 2015 due to the receipt of prepayment of $3,077,868 for 11,762,038 shares of common stock, which was recorded as a liability pending the issuance of the common stock.  The shareholders' equity at December 31, 2015 increased to $822,229 from $86,045 at June 30, 2015 (reflecting the increased common stock placed during August of 2015).  During the quarter the obligation to a related party in the amount of $163,668 as shown on the balance sheet dated June 30, 2015, decreased to $149,213 as of December 31, 2015.

Registrant had cash and total current assets of $3,773,874 and had current liabilities of $3,235,330 and shareholders' equity of $822,229 as of December 31, 2015, compared to cash of $16,822, current liabilities of $214,462 and stockholders’ equity of $86,045 as of June 30, 2015. As of December 31, 2015, the ratio of current assets to current liabilities (current ratio) was approximately 1.66.

Results of Operation.  For the three and six months ended December 31, 2015 and 2014, Registrant had no revenues..  For the three and six months ended December 31, 2015, Registrant had expenses of $29,658 and $63,816; compared to expenses of $10,268 and $40,355 for the same periods a year earlier.  The lack of revenues reflects management’s decision to focus on licensing the Solar Lens technology with an expectation of generating royalty income.

The December 31, 2015 and 2014 basic and diluted loss per share was $(0.00) for each three and six month period included in the attached profit and loss statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is pursuing various sales agreements and is hopeful that these potential agreements, which, in addition to the $3.77 million cash on hand, will generate sufficient cash flow for the Company to remain a going concern.

Company’s Business.

The products which the Company has under development are described in its report on Form 10-K.  Generally speaking the Company anticipates completing the license agreement allowing licensees to develop, manufacture and sell products based upon the Alternate Solar Lens technology.  Management and the board of directors plan to consider options for researching and developing products based upon the various technologies which the Company has experience in creating core technology, including opportunities for products based upon:

1.

Alternate Solar Energy Thermal Lens Technology;

2.

Bladeless Propulsion Steam Turbine;

3.

Automated Fingerprint Identification Machine;

4.

Digital Wave Modulation;

5.

Automatic Self-Service Checkout System;

The Company is incorporating the report on Form 10-K filed on March 11, 2016, into this report by reference.

Summary of  Technologies Being Developed

The Company has an Alternate Solar Energy Thermal Lens (“Lens”) which is the subject of licensing efforts with two private companies.  The lens may also be incorporated with the Company’s bladeless turbine as a system to generate power. The system would focus and efficiently capture the solar energy onto a receiver which could then be used to propel the bladeless turbine.  The System may use multiple concentrators to supply a single turbine.

The Company has an Automated Fingerprint Identification Machine (“AFIM”) which is designed to have the capability of verifying the identity of individuals. The AFIM will be able to identify a person utilizing information previously stored. The Company believes that it has the ability to connect a series of AFIM’s to a single personal computer.  The person whose identity will be verified has the AFIM read their fingerprint, which is then stored in a storage medium and is available for subsequent positive identification of individuals via testing the person’s fingerprint against the fingerprint description stored within the AFIM protocol.

The Company purports that it has developed a theoretical application that would transmit information and data using different wave patterns, configurations and timing in the electromagnetic spectrum.  The Company refers to this technology as Digital Wave Modulation (“DWM”). The Company believes that this technology may increase the amount of information which can be transmitted during discrete time periods (increased band-width density). The commercial feasibility of this technology has not been demonstrated. The Company may continue investigating commercial feasibility of the technology.

There is great competition in communication data transfer and storage systems. There are risks both to development and eventual demand for commercially viable products.  The Company’s development is limited by funds available and approved by management for DWM development.  To be successful the Company must have necessary skilled personnel, marketing capabilities and strategies for each product under development.

The Company has patented a bladeless propulsion steam turbine.  It uses the expansion of steam to create a rotational force.  The Company believes that its turbine is at least as effective as other turbines, is smaller in size, requires less maintenance, is less expensive to manufacture, is mass producible, and does not require cooling towers.  It is relatively more mobile and water conserving than other turbines. The Company believes that its turbine will be marketable to the utility power industry, hydrogen production, and transportation.  The Company may not be able to manufacture because of lack of sufficient funding, government interference and regulation, lack of acceptance in the industry, and many other conditions not under the Company’s control.

The Company has developed an Automatic Self-Service Check-Out System.   In retail operations the Self-Check-Out System would allow customers to personally check out and pay for the items to be purchased. A scanner reads the bar codes on the items being purchased and a scale weighs the scanned items that are placed in the receiving baskets.  The Self-Check-Out System is designed to replace or supplement clerk operated cashier registers.  When fully implemented a store manager is able to maintain an accurate inventory of items on a contemporary basis.

For the Self-Check-Out System to operate, at least 95% of the items must have bar codes. The retailer may have to purchase equipment to be able to put bar codes on items in the store.  The Company believes that the Self-Check-Out System may reduce thefts and employees will be unable to circumvent traditional Check-Out systems.

Another market being tested is automatic ordering and payment in the food services industry.  Customers would use a touch screen to initiate an order and make payment using the Company’s AFIM technology.  The order would be sent automatically to the food preparers.

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

Even with the two opinion letters, the Company contractually requires persons, planning to claim tax benefits arising from Company products, to seek independent legal and tax advice. The Company does not provide legal or tax advice and is not a law firm, nor does it hold itself out as such. The Company firmly and unequivocally denies the allegations made by the DOJ. The Company has obtained Legal Counsel and intends to pursue every legal means possible to protect its rights, the rights of potential customers and its shareholders in this matter. The final outcome and the effect of this case on the Company is yet to be determined but such litigation could be costly, could divert our resources from other activities, and could have an adverse effect on our operations and financial condition.

Item 2. Changes in Securities.

On August 13, 2015, the Company sold 2,500,000 restricted shares of unissued common stock and received $800,000.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2015 our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended December 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2017

International Automated Systems, Inc.

By s/Neldon Johnson

President and Chief Operating Officer