Form 10-Q
period 2016-03-31
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2017-03-01
CIK 820380

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2016

Commission File Number 33-16531-D

INTERNATIONAL AUTOMATED SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

UTAH                              87-0447580

(State or other jurisdiction of     (IRS Employer

incorporation or organization)     Identification No.)

2730 W 4000 S

Oasis, Utah 84624

(Address of principal executive offices)

Registrant's telephone number:

(including area code)   (801) 423-8132

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

In the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2015, and the results of its operations from June 30, 2015, and from December 31, 2015 through March 31, 2016 have been made.  The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
	March 31, 2016	June 30, 2015
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$3,733,003	$16,822
Accounts receivable	-	-

Total Current Assets	3,733,003	16,822

PROPERTY AND EQUIPMENT, net	283,685	283,684

TOTAL ASSETS	$4,016,688	$300,506

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$5,768	$27,793
Related party payable	152,998	163,668
Prepaid common stock subscription - related party	3,077,868	-
Deferred revenue	-	23,000
Total Current Liabilities	3,236,634	214,461

Long-term notes payable	-	-

TOTAL LIABILITIES	3,236,634	214,461

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 22,000,000 shares authorized,
5,700,000 and 5,700,000 shares issued and outstanding, respectively	470,264	470,264
Common stock, no par value, 225,000,000 shares authorized,
67,394,305 and 64,894,305 issued and outstanding, respectively	40,450,775	39,650,775
Accumulated deficit	(40,140,985)	(40,034,994)

Total Stockholders' Equity	780,054	86,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,016,688	$300,506

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016		2015

REVENUES	$-	$-	$-	#	$-

OPERATING EXPENSES

Research and development	481	2,137	2,618		5,242
Depreciation expense	-	506	-		1,517
General and administrative	41,693	34,519	103,373		70,767

Total Operating Expenses	42,174	37,162	105,991	#	77,526

Net Operating Loss	(42,174)	(37,162)	(105,991)		(77,526)

NET LOSS	$(42,174)	$(37,162)	(105,991)		(77,526)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	67,394,305	64,894,305	67,001,969		64,894,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,
	2015		2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(105,991)	$(77,526)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization		-	1,517
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable		-	-
Increase / (decrease) in accounts payable		(22,027)	84

Increase/ (decrease) in accrued liabilities		(23,000)	-

Net cash used in operating activities		(151,018)	(75,925)

Cash flows used in investing activities
Purchase of property and equipment		-	-

Net cash used in (provided by) investing activities		-	-

Cash flows provided by financing activities

Payments/(Advances) on cash advances from related party		(10,670)	32,097
Sale of common stock		800,000	-
Increase / decrease in prepaid common stock		3,077,868	-

Net cash provided by financing activities		3,867,198	32,097

Net change in cash
Cash at beginning of period		3,716,180	(43,828)
		16,822	26,108
Cash at end of period	$
		3,733,003	$(17,720)
Supplemental cash flow information
Cash payments for interest		$-	$-
Cash payments for income taxes		-	-

Non Cash Financing Activities		$-	$-

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

Basis of Presentation / Liquidity - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As of March 31, 2016, the Company had $3,733,003 of available cash and working capital of $496,369.  At June 30, 2015, the Company had available cash of $16,822 and a deficit in working capital deficit of $197,640.  For the three and nine months ended March 31, 2016 and 2015, the Company had no revenue and no operating income.  For the nine months ended March 31, 2016 and 2015, the Company used net cash in operating activities of $151,018 and $75,925, respectively.

As of March31, 2016 the Company’s total accumulated losses $40,140,985.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had cash deposits that exceeded insured amounts of $3,233,000 and $-0- as of March 31, 2016 and June 30, 2015, respectively.

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

As of March 31, 2016 the Company has no unimpaired patents and the equipment is fully depreciated.

Research and Development - Research and development has, historically, been the principal function of the Company. Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Lens technology.  These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $481 and $2,137 for the three and nine months ended March 31, 2016, respectively.  For the comparative three and nine month periods ended March 31, 2015, the research and development expenses were $2,618 and $5,242 respectively.

Advertising Costs - Advertising costs are expensed when incurred. There were no advertising expenses for the three months and nine months ended March 31, 2016 and 2015, respectively.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets. Depreciation expense for the three months ended March 31, 2016 and 2015 was $-0- and $506, respectively.  For the comparative six month periods ended March 31, 2016 and 2015, depreciation expense was charged $-0- and $1,517.  The major classes of assets are as follows:

Long-term Assets	March 31, 2016	June 30, 2015
Land	$ 283,685	$ 283,685
Computer and equipment	528	528
Total property and equipment	284,213	284,213
Less: Accumulated depreciation	(528)	(528)
Total property and equipment, net	$ 283,685	$ 283,685

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for operating loss carryforwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax basis. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.  The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax

As of March 31, 2016 and June 30, 2015, there were no deferred tax assets or liabilities.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2016 and June 30, 2015, results of operations, and cash flows at March 31, 2016 and 2015, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $152,998 and $163,668 to officers of the Company for expenses paid on the Company’s behalf as of March 31, 2016 and June 30, 2015, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

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

The agreement contains a standard anti-dilution clause that gives the president the right to purchase the same number of shares of common stock, given reclassification, reorganization or change by a stockholder, as were purchasable prior to any such changes, at a total price equal to that payable upon the exercise of the options.  Appropriate adjustments shall be made to the exercise price so the aggregate purchase price of the shares will remain the same.  The warrants have an exercise price of $0.40 per share and are all exercisable as of March 31, 2016.

The following table summarizes the stock option and warrant activity as of and for the years ended March 31, 2016:

Detail	Options Warrants	Wtd Avg Exercise Prices	Wtd. Avg. Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2013	92,300,000	$ 0.40	22.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2014	92,300,000	$ 0.40	21.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Exercisable at June 20, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2016	92,300,000	$ 0.40	19.75	$ 36,920,000
Exerciseable at March 31, 2016	92,300,000	$ 0.40	19.75	$ 36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At March 31, 2016 and June 30, 2015, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At March 31, 2016 and June 30, 2015, there were 300,000, series B Preferred shares issued and outstanding.

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

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.  As of March 31, 2016, Registrant had cash of $3,733,003. Cash increased from the June 30, 2015 balance due to proceeds of $800,000 received from a private placement of 2,500,000 shares of restricted common stock on August 13, 2015 and proceeds received for stock which was issued during June, 2016.  Funds spent on the development of the technology and products of the Company continued to decline during the quarter as the Company continues efforts to finalize a non-exclusive royalty license for the Solar Lens system with two private companies.

Registrant has total liabilities at March 31, 2016 of $3,236,634 compared to the liabilities at June 30, 2015 of $214,461.  The shareholders' equity at March 31, 2016 increased to $780,054 from $86,045 at June 30, 2015 (reflecting the increased common stock placed during August of 2015).  During the nine months ended March 31, 2016, the obligation to a related party dcreased from $163,668 at June 30, 2015, to $152,998 as of March 31, 2016.

Registrant had cash and total current assets of $3,733,003 and had current liabilities of $3,236,634 and shareholders' equity of $780,054 as of March 31, 2016, compared to cash of $16,822, current liabilities of $214,462 and stockholders’ equity of $86,045 as of June 30, 2015. As of March 31, 2016, the ratio of current assets to current liabilities (current ratio) was approximately 1.15.

Results of Operation.  For the three and nine months ended March 31, 2016 and 2015, Registrant had no revenues..  For the three and nine months ended March 31, 2016, Registrant had expenses of $42,174 and $105,991; compared to expenses of $37,162 and $77,526 for the same periods a year earlier. The lack of revenues reflects management’s decision to focus on licensing the Solar Lens technology to prospective marketers with an expectation of generating royalty income.

The March 31, 2016 and 2015 basic and diluted loss per share was $(0.00) for each three and nine month period included in the attached profit and loss statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is pursuing various sales agreements and is hopeful that these potential agreements will generate sufficient cash flow for the Company to remain a going concern.

Company’s Business.

The products which the Company has under development are described in its report on Form 10-K.  Generally speaking the Company anticipates completing the license agreement allowing licensees to develop, manufacture and sell products based upon the Alternate Solar Lens technology.  Management and the board of directors plan to consider options for researching and developing products based upon the various technologies which the Company has experience in creating core technology design, including opportunities for products based upon:

1.

Alternate Solar Energy Thermal Lens Technology;

2.

Bladeless Propulsion Steam Turbine;

3.

Automated Fingerprint Identification Machine;

4.

Digital Wave Modulation;

5.

Automatic Self-Service Checkout System;

The Company is incorporating the report on Form 10-K filed on March 11, 2016, into this report by reference.

Summary of Current Basket of technologies available for development by the Company:

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

Item 2. Changes in Securities.

On August 13, 2015, the Company sold 2,500,000 restricted shares of unissued common stock and received $800,000.  The Company has received $3,077,868 as prepayment for common stock that was issued on June 24, 2016.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2016 our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended March 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2017

International Automated Systems, Inc.

By s/Neldon Johnson

President and Chief Operating Officer