Form 10-K
period 2016-06-30
INTERNATIONAL AUTOMATED SYSTEMS INC
filed 2017-05-12
CIK 820380

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

[   ] Yes   [X]  No1

State the registrant's net revenue for its most recent fiscal year:    $0.00. The aggregate market value of voting stock held by non-affiliates of the registrant on April 11, 2017 was approximately $13,478,861.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 11, 2017, there were outstanding 79,156,343 shares of Registrant’s common stock,  no par value per share and 5,700,000 shares of preferred stock issued and outstanding, consisting of 5,400,000 shares of Class A preferred stock and 300,000 shares of Class B preferred stock.

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

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY
Exact corporate name:	International Automated Systems, Inc.
State and date of incorporation:	Utah- September 26, 1986.
Street address of principal office:	2730 West 4000 South
Oasis, Utah 84624
Company telephone number:	(801) 423-8132
Fiscal year:	June 30

International Automated Systems, Inc. (“the Company”), was organized under the laws of the State of Utah on September 26, 1986.  In April 1988 the Company filed a registration statement for a public offering under the provisions of the Securities Act of 1933 ("1933 Act") to sell a maximum of 1,074,000 units at a price of $.50 per unit. Each unit was comprised of one share of common stock and one common stock purchase warrant.  The Company sold approximately 200,000 units at the offering price of $.50 per unit realizing total proceeds of approximately $100,000. All warrants expired without exercise.

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

The Company feels the turbine could be used in, but not limited to, the production of electricity, hydrogen or in the transportation industry. Though some testing has been done using pure steam and geothermal steam, more testing will be done. There are risks that the turbine may never be accepted.

The Company previously had an Alternate Solar Energy Thermal System (“System”) which was developed  in conjunction with the Company’s bladeless turbine and solar lens to generate to provide solar electricity in commercial quantities. The system was designed  to track the sun, efficiently concentrating the solar energy onto a receiver.  The energy produced would  propell the bladeless turbine, generating electricity.

The Company developed an automated self-service check-out system and management software. This system allows retail customers to ring up their purchases without a cashier or clerk.  The system is primarily designed for grocery stores, but may be applicable in other retail establishments.

The Company has developed an Automated Fingerprint Identification Machine ("AFIM") designed to verify the identity of individuals. Potential AFIM applications include products for both commercial and governmental users, including employee time-keeping and security-access control and check, debit or credit card verification. .

The Company has developed technology that transmits information and data using different wave patterns, configurations and timing in the electromagnetic spectrum.  The Company refers to this technology as digital wave modulation ("DWM").  The Company believes that when the technology is implemented and applied commercially, the technology will have the capability to increase the amount of information which can be transmitted.

The Company is continuing the development of the DWM technology.The commercial feasibility of the technology has not been demonstrated. The Company believes it has many competitors in the communications, information data transfer and data storage industries which have greater capital resources, more experienced personnel and technologies which are currently more established and accepted in the market place.

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

The Company’s objective is to apply the DWM technology in other areas.  The Company has not established a plan or order of priorities for any future commercial product development.  The Company may not be successful in its efforts to have commercially exploitable products due to difficulties and problems which may interfere with the future development efforts.  Problems may arise, such as inability to design, construct and/or manufacture commercial products,  the Company's lack of funding and financial resources and availability of experienced personnel.  Competitors may develop technologies which are superior and will make the DWM technology obsolete even before the Company can complete its development of any commercial products. Cost will also be a factor in both the development and the commercialization of any new product. It is anticipated that if a commercially viable modem is developed, the Company will have to expend funds to develop a marketing plan and introduce the product into the market. Costs to offer new products and to establish the proper marketing strategy will be significant.  The Company has not made any projections regarding any anticipated costs.

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

Automated Self-Service Check-Out System.

The proposed Automated Self-Check-Out System is an integrated, automated check-out system for customers of retail establishments and provides for self-service check-out lines, stations or lanes.  The Self-Check-Out System has a scanner to read bar codes of items purchased and a scale to weigh the items scanned and placed in a receiving basket.  As each item is scanned by the bar code reader, the scale verifies the accuracy of the item scanned and placed in the basket by comparing the weight of the item scanned with the weight change recorded in the receiving basket. If the weights differ or if other problems arise, a clerk is summoned to assist the customer and resolve any problem.

The Self-Check-Out System is designed to replace clerk operated cashier registers that are used in retail and grocery stores. In addition, the Self-Check-Out System, when fully and completely implemented, is intended to allow a store manager to maintain accurate inventory on a contemporaneous basis.  The contemporaneous inventory assists in reordering and restocking. The Company believes that the Self-Check-Out System may simplify price verification and may provide customers with better and faster service.

Operation of Self-Check-Out System

The Self-Check-Out System operates as follows:

Customers make their selections for purchase.  A customer places the grocery cart at the head of the System, removes the products from the grocery basket and scans the bar codes on the products across the reader.  The bar code provides, as a data base index, the product description, weight and price. This information is then relayed on an item by item basis to the computer and the computer transmits the data in its memory to the check-out terminal. The product information, item description and price, are then displayed on the screen.  A running subtotal for all items purchased is also shown.  Each item scanned is placed into a receiving basket or cart with a sensitive scale.   The computer compares the weight of the scanned item with the weight for that item in the database.  If the weight differs, an error code is displayed and an attendant is summoned to assist the customer or to override the Self-Check-Out System.  Once all items are scanned, a final tally is made.  Payment is then made to the attendant either through a debit or credit card, check or cash. A payment may also be made without an attendant through the use of the "AFIM" which will verify the identity of the person making the transaction and automatically debit their account electronically.

The Self-Check-Out System interfaces with computers and data is transferred back and forth between the check-out terminals and the main computer. The interface may be compatible with various scanners and scales so the Self-Check-Out System may be adaptable to equipment already from other manufacturers.  The Self-Check-Out System may allow a clerk to handle simultaneously multiple check-out stations or lanes.

Possible Advantages.

Management believes the Self-Check-Out System may have several possible advantages over conventional retail check-out systems to operators and customers.  For operators the advantages are: reduced labor costs, more accurate inventory, theft reduction, theft deterrence, decreased check fraud, and decreased transaction costs. Also, the retailer can serve more customers during peak traffic. For customers the advantages are: faster service, greater convenience, less time waiting in line and more privacy.  A retail establishment may not need as many cashiers with the Self-Check-Out System.

Management believes that the market for the Self-Check-Out System may include several types of retail establishments, including grocery stores, drug stores, discount stores and fast food restaurants. If operating properly the Self-Check-Out System may allow the proprietor to more efficiently match the number of attendants or cashiers to the customer needs.  Customer traffic volume is difficult to predict and retail operators, wanting to reduce the time customers wait in line, require that sufficient clerks or cashiers are available.

The Self-Check-Out System uses proprietary software developed by the Company.  The Self-Check-Out System also offers a hand-held unit to be used for price verification and taking physical inventory counts.  The hand-held unit reads the bar codes and verifies the price in the database.  This hand-held unit also is used to take physical counts for inventory control.  The Self-Check-Out System may also include a check-in station at the loading dock. Items delivered are checked and the prices verified against purchase orders allowing greater control. Price verification can be done using the hand-held unit while the products are on the shelf.

For the Self-Check-Out System to operate efficiently at least 95% of the items offered for sale must have bar codes.  In the past few years virtually all packaged goods have bar codes.  Items purchased across the counter, such as bakery, meat and deli products usually have no bar code.  Grocery stores or other retail operations using the Self-Check-Out System may have to install scales and labelers to place barcodes on items with no bar code.  As an option the Company offers scales and labelers for produce and delicatessen items which interface with the Self-Check-Out System.

Management believes that the Self-Check-Out System may help reduce theft.  For instance, one clerk cannot check-out another clerk's or friend's purchases using incorrect and understated prices. A portion of the theft in supermarkets is attributable to employees doing what is called "sweet- hearting" by checking-out the purchases of other employees or friends at reduced prices.

A possible market is automatic ordering and payment for use in restaurants and fast-food establishments. Restaurant customers would use a touch screen, connected to a computer, to place an order, pay for the order with cash, check, credit, or debit card using the Company's technologies including AFIM and then have the order automatically sent to the cook for preparation.

Competition

Competitors offer a similar Self-Check-Out System. The success of these other entities and the system used may, individually or collectively, significantly affect the Company's attempt to commercialize its Self-Check-Out System. The Company has no market studies to determine its relative position with its competitors in the market place.  Some competitors have been in business longer, have more experienced personnel, have greater financial resources and better name recognition in the marketplace,

Automatic Fingerprint Identification Machine.

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

Operation.

To use the AFIM the person whose identity will be verified has the fingerprint read by the AFIM.  The finger is placed on the lens and AFIM reads the print, digitizes, and stores the digitized fingerprint.  To verify a person's identity AFIM reads the fingerprint and compares it to the digitized fingerprint on the magnetic strip or other storage medium.  A match verifies the person's identity.  The AFIM is connected to a personal computer which processes the information read by the AFIM and makes the comparison to the digitized fingerprint on the magnetic strip or other storage medium. The Company believes that it has the ability to connect AFIMs with series  ???(parallel processing )[???] , so that multiple stations or readers can be connected and operated by a single computer.

Possible Commercial Applications.

Different commercial applications of the AFIM are under development:

1.

A time clock.  The digitized fingerprint stored on the magnetic strip on the back of a card like a credit card must match the  fingerprint that is recording his arrival at or departure from the workplace.  Because the AFIM system validates the identity of the person  individual using the time clock, fellow workers cannot make in or out entries for other workers.

2.

Access control. AFIM with appropriate software may be used with a database of fingerprints.  The fingerprint is read by the AFIM and then verified against the database for identification and, where appropriate or required, for access control purposes. Searching the database requires additional time to verify the identity of the individual using the fingerprint stored in the database.

3.

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

4.

Vending machines.  Cards can be integrated for machines stocked with products requiring age and/or identity verification.

5.

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

6.

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

To date the full marketing of the AFIM time clock has been delayed as development of the product is continuing and modifications to the AFIM are being made.

The Company has no comprehensive study or evaluation to determine the reliability of the AFIM or the frequency of false positives. A false positive is when verification is sought and the person is identified as correct when, in fact, it is not the person claimed. Management believes, based on limited experience, that AFIM does not yield false positives or false negatives at unsatisfactory levels.

For future development and possible commercialization of the AFIM technology, the Company may enter into licensing agreements or joint ventures.  Presently the Company is merely considering the possibility of licensing agreements or joint venture agreements. At this time there are no agreements to which the Company is a party for licensing, royalties or joint venture projects.

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

 Management believes that because of the increased amount of information that can be transmitted, other applications in the telecommunications industry may be feasible and beneficial. Again because of the sophisticated and technological demands of this technology, other applications may not ultimately be successful.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company and its business is subject to considerable risks.  The Company’s activities have not developed sufficient cash flows from business operations to sustain itself. The Company is small and has an extremely limited capitalization.  Many of its actual and potential competitors have greater financial strength, more experienced personnel and extensive resources available.  Also, the Company is engaged in technological development.  It is expensive to do the research and development required to investigate and commercialize new products or applications of the DWM technology.  Resources can be used and depleted without achieving the desired or expected results.  Also, because of the rapid development of technology, the Company's products may become obsolete.  Some of the Company's technology is revolutionary in that it is based on unconventional technological theories. The Company's business activities are subject to a number of risks, some of which are beyond the Company's control.  The Company's future is dependent upon the Company developing technologically complex and innovative products and the ability to gain a competitive advantage.  Product development based on new technology is complex and uncertain.  Any new technology must identify products that can be developed and successfully introduced into the market. The Company's results may be adversely affected by delays in the development or manufacture,  production cost overruns or delays in the marketing process.

FORWARD-LOOKING STATEMENTS

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

The Company's success depends, and is expected to continue to depend, to a large extent, upon the efforts and abilities of its managerial employees (and in some cases entities controlled by the employees) who may have been involved in the historical development of patented technology and trade secrets, particularly Neldon Johnson, President of the Company.  The loss of Mr. Johnson would have a substantial, material, adverse effect on the Company. The Company entered into an agreement with Neldon Johnson to act as President and Chief Executive Officer in July 2000 which has expired. No new agreement has been formalized.

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

Future Funding

Because the Company is in the development stage, it will continue to need additional operating capital either from borrowing or from the sale of additional equities.  The Company has no present plans to borrow money or issue additional shares for money.  In the past, the Company has received funds from its president and his relatives in the form of cash advances. The Company repaid cash advances of $14,470, received cash advances of $16,472 from its officers during the years ended June 30, 2016 and 2015.  The advances are non-interest bearing, payable upon demand and included in the related party payables.  The balance of the related party advances at June 30, 2016 and 2015 were $149,198 and $147,196  respectively.

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

In marketing the Company faces competition from major companies with established systems in the point of sale terminal market. Overcoming reluctance to change may be difficult.  In addition, the Self-Check-Out System may not be compatible with or applicable to all retail operations.

The Company may rely on prospects known to management or developed by word of mouth.  The Company may develop a franchise program as a means to market and distribute the Self-Check-Out.

Manufacturing and Raw Materials

The development of the turbine and Self-Check-Out System has been done mostly by the Company, but if needed, the design could be outsourced.  If marketing efforts succeed and demand for the turbine and the Self-Check-Out System increase, the Company plans to have them manufactured by established companies in their fields, with much of the assembling done on site.

Management believes that the supplies and parts are readily available from sources presently used by the Company or from alternative sources which can be used as needed.

Research and Development

The Company's primary activity is the development of its technologies.   The industries may be subject to rapid and significant technological change.  Future growth of the Company may be dependent on its ability to innovate and adapt its technologies to the changing needs of the marketplace. In the past the Company's activities have primarily consisted of its efforts in research and development.  During fiscal years ended June 30, 2016 and 2015, research and development expenses were $5,435 and $181,792, respectively.  Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development.  The Company expenses development costs as they occur. The Company may work with prospective customers to determine design, possible enhancements and modifications.

Immediate Plans

The Company intends to continue the research and development of its technologies, primarily focusing on its Bladeless Turbine and the Solar Lens over the next several months.  The Company intends to have its Alternate Solar Energy Thermal System, which utilizes the Bladeless Turbine, fully operational in several months.  The Company plans to market the technology to companies currently with specialization, operations and marketing efforts in the alternative energy sector.

Acquisition of Technology

In May 2004, the Company entered into an agreement with its president, in which the Company acquired, from the president, patents, patents pending, designs and contracts related to the bladeless turbine, solar and chemical-thermal technologies as well as electronic shelf tag technology developed by the president.  As consideration for these patents, patents pending, designs and contracts, the Company issued warrants to purchase 100,000,000 shares of common stock at $0.40 per share and agreed to pay the president a 10% royalty of total gross sales of products related to the patents.   As of June 30, 2016, there were 92,300,000 warrants still outstanding, exercisable through December, 2034 and no royalty has been paid or accrued.

Government Regulation

The Company's activities may be subject to government regulation. Depending on the nature of its activities, in data transmission and power production, the Company may need approval or authorization from Federal, State or Local authorities.

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

The Company is in the Development Stage

The Company is at the development stage, and is currently focused upon demonstration of the capabilities of the technology being developed and exploring non-exclusive royalty arrangements with companies (some of which are related) operating in the alternative power industry.  The Company has limited assets and has had limited operations since inception.  The Company can provide no assurance that its current and proposed business will produce any material revenues or that it will ever operate on a profitable basis.

We Have a History of Significant Losses, and We May Never Achieve or Sustain Profitability

Since inception, we have incurred operating losses each year of our operations and we expect to continue to incur operating losses for the next several years. We may never become profitable. The process of developing our products requires significant investment in research. In addition, commercialization of our products will require the establishment of sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years and, as a result, our losses may increase.  Our net loss was $(121,404) for the fiscal year ended June 30, 2016, and our net loss for the fiscal year ended June 30, 2015 was $(71,022). Our operating losses may lower the value of our common stock and deplete our resources which may jeopardize our ability to continue our operations.

The Company May Experience Fluctuations in Operating Results

The Company's operating results are likely to fluctuate in the future as a result of a variety of factors.  Some of these factors may include economic conditions:

a.

the amount and timing of the receipts from sales or royalties of the Company's current developments, such as the solar lens;

b.

the success of the Company's development projects;

c.

the success of the Company's marketing strategy;

d.

the success in raising the necessary capital required for the expenditures and other costs relating to the development of the Company’s products; and

e.

the cost of advertising and related media.

Due to all of the foregoing factors, the Company's operating results in any given quarter, or for several quarters, may be negative.  In such an event, any future trading price of the Company's common stock will likely be materially and adversely affected.

The Company’s Business Model May Change or Evolve

The Company and its prospects must be considered in light of the risks (as identified in the Risk Factors section of this filing), expenses and difficulties frequently encountered by companies operating in the research and development stage. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, develop and produce high quality products that can be marketed and distributed either by the Company or by independent third party contractors.  There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and result of operations.

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

Fiscal 2016	High	Low

June 30, 2016	$0.23	$0.17
March 31, 2016	$0.23	$0.18
December 31, 2015	$0.41	$0.15
September 30, 2015	$0.39	$0.29

Fiscal 2015	High	Low

June 30, 2015	$0.41	$0.35
March 31, 2015	$0.38	$0.35
December 31, 2014	$0.40	$0.32
September 30, 2014	$0.47	$0.45

Fiscal 2014	High	Low

June 30, 2014	$0.30	$0.21
March 31, 2014	$0.48	$0.25
December 31, 2013	$0.46	$0.32
September 30, 2013	$0.64	$0.40

The Company's shares are volatile and subject to large price movements and fluctuations. The Company's shares should be considered speculative and volatile securities. The stock price may also be affected by broader market trends unrelated to the Company's activities.

At June 30, 2016, the Company had approximately 995 shareholders of record.

As of June 30, 2016, Registrant had 75,156,343 shares of common stock issued and outstanding.  Sales based on the provisions of Rule 144 are available to shareholders holding restricted common stock.  Sales pursuant to the provisions of Rule 144 sold into the trading market may adversely affect the market price.  The Company's shares trade on the Over-the-counter Electronic Bulletin Board. The per share price in an auction market is based in part on supply and demand.  If more shares are available for sale into the market by holders of restricted shares who satisfy the conditions and provisions of Rule 144, the market price of the shares of common stock of the Company may be adversely affected.

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

The Company received $800,000 through the sale of 2,500,000 restricted shares of common stock on August 13, 2015.

An additional $3,077,383 in prepayments for common stock was received during the period from April 2015 through November 2015.  The Company, subsequently issued 11,762,038 shares of restricted common stock on June 24, 2016 with cost of the shares determined by the trading value of the common stock on the dates the prepayments were received.

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

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

·Curcurrent public information, volume limitations, manner of  sale requirements for equity securities, and the filing of  Form 144.

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

·Curcurrent public information,

·Volvolume limitations,

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

	June 30, 2016	June 30, 2015
Results of Operations:
Revenue	$-	$-
Loss from operations	(121,568)	(99,883)
Other income (expenses)	165	28,861
Net loss	(121,404)	(71,022)
Basic and diluted net loss per share	(0.00)	(0.00)

Cash Flow and Balance Sheet Data:
Net cash used in operating activities	$(180,900)	$(4,412)

Cash	3,173,761	16,822
Total Assets	3,997,445	300,507
Total Current Liabilities	154,965	214,462
Accumulated deficit	(40,156,398)	(40,034,994)
Total Liabilities and Stockholders' equity	$3,997,445	$300,507

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

Historically, the Company's activities have been dominated by its research and development activities.  As a result, there have been no revenues associated with operations during prior reporting periods. The Company has limited information to estimate profit margins or costs of running a business with sales and production operations.  In order to maximize the expected profitability of operations going forward, the Company is planning to enter into non-exclusive licensing arrangements.  The Company currently expects that if successful in arranging for licenses with other companies to handle both production and sales, future operations will consist primarily of negotiating royalty agreements and managing the relationship between the Company and the licensees.

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

During the next 12 months additional financing may be required to fund the licensing of the Solar Lens product and for the development of other marketable products.  To date, the Company has primarily financed operations by the receipt of advances from the Company’s president, funds received from customers wishing to participate in future earnings from the Solar Lens and through the private placement of equity securities. The president and the Company have no formal agreement as to any future advances.

The Company received $800,000 through the sale of 2,500,000 restricted shares of common stock during August, 2015.

The Company issued 11,762,038 shares of restricted common stock on June 24, 2015 in commection with payments received of $3,077,839. The Company may continue to attempt to obtain additional financing from private placements of equity securities or advances from its president or other related parties.

The Company currently has only management employees and does not expect a significant increase in the number of employees during the next 12 months.

Operating Revenues

The results of fiscal year ended June 30, 2016 as compared to the results of fiscal year ended June 30, 2015:

The Company has not generated a profit since its inception.  Operations during the years ended June 30, 2016 and 2015, primarily pertained to research and development, and, to organize an operation to create and manage licensing of proprietary technologies, primarily based upon the alternative solar technology developed by the Company.  Research and development expenses were decreased by $2,630 or 48% (from $5,435 in fiscal year 2015 to $2,805 during fiscal year 2016).

The decrease in research and development expenses is reflective of the change in operations during the last two fiscal years from research and development to licensing and royalty arrangements.  The reduced research and development costs include reduced payroll expense as well as reduced material and equipment costs paid to develop the Alternate Thermal Energy System and Bladeless Turbine during the fiscal year 2016 and 2015 as compared to fiscal year 2014 and prior.

There were no depreciation expenses in 2016 compared to depreciation expenses in 2015 of $2,022.  In 2016 depreciation expenses were decreased by $2,022 as all equipment utilized for research and development has been written off or fully depreciated at the end of fiscal year 2015.

General and administrative expenses in 2016 were $118,764 compared to general and administrative expenses of $92,426 in 2015.  General and administrative expenses increased by $28,968 due to increased costs incurred as part of the progress in finalizing the Solar Lens and the Company’s decision to license the technology to outside vendors, who will be responsible for manufacturing and distributing the technology (or incorporating the Solar Lens into proprietary solar energy generating systems).

In 2016 total net operating loss were $121,568 compared to total net operating loss of $99,883 in 2015,an increase of $21,685 or approximately 22%.

In 2016 the net loss was $121,404 compared to a net loss of $71,022 in 2015.  The net loss decrease was $1,048,918 or approximately 94% in the year 2015.  The reduction in the operating loss is consistent with the operations of the Company, which were refocused upon the contractual licenses being negotiated after fiscal year ended June 30, 2014.  The 2016 operations may not be representative of the future operations as management currently is evaluating the opportunities for commercial development of other technologies, including the Digital Wave Modulation, the Self Check Out, the Bladeless Turbine, the Finger Print Identification and other technologies.

In the years ended June 30 2016 and 2015 the basic and diluted loss per share was ($.00) for both years.

In 2016 and 2015, the weighted average number of shares outstanding was 67,292,974 and 64,894,305.

Total revenue and cost of sales were $0 for fiscal years 2016 and 2015.

Liquidity and Capital Resources

Historically, our principal use of cash has been to fund ongoing research and development activities.  To date, we have primarily financed our operations by the receipt of loan advances from the Company’s president and through the private placement of equity securities and through investments received for the Solar Lens technology. The president and the Company have no formal agreement as to any future loans or advances. The Company has no line of credit with any financial institution. The Company believes that until it has consistent operations and revenues, it will be unable to establish a line of credit from conventional or other sources.

The Company's liquidity is sustainable given the current rate of expenditures.  More funds will be required to support ongoing product development, finance any marketing programs and establish any distribution networks.

During the quarter ended September 30, 2016, the Company raised $800,000 through a sale of 2,500,000 shares of restricted common stock.  During the period April 2015 through November 2015, the Company raised $3,077,839 and on June 24, 2016 issued 11,762,038 shares of restricted common stock.

The 2016 ratio of current assets to current liabilities is approximately 2600% compared to the 2015 ratio of 8%.

The current liquidity will be sufficient for the current operations envisioned by management and will be used to continue developing royalty based operations.  If the Company continues to have negative cash flows, if the Company is unable to create a cash flow from royalty arrangements sufficient to meet its operating needs or is required to invest in a developing technology (either contractually to support a licensee or by management decision to add additional technology for licensing), the Company may experience liquidity difficulties in the future.

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

Long-Lived Assets

Currently the only long-lived assets on the Company’s books is the land located in Delta, UT.  The balance of the other fixed assets (except for a fully depreciated computer) were either sold or retired on the books and financial records of the Company during the years ended 2016 and the current operations of the Company are not expected to require significant investment in operating assets.  The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  The estimates of future cash flows involve management’s judgment and may be based on assumptions of future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Furthermore, the Company makes periodic assessments about patents and related technology to determine if it plans to continue to pursue the technology and if the patents have value. No impairments were recorded during the years ended June 30, 2016 and 2015, respectively.  At June 30, 2016, the only undepreciated long-lived assets were represented by land, which is carried at historical cost.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The primary objective of the Company’s compensation policy is to maintain compensation reasonably low while the Company is in the development stage and has limited financial resources.  The compensation of the officers is based on the scope of their responsibilities.  During the periods ending June 30, 2016 and 2015, the Company did not pay nor accrue any compensation to its officers.

Name and Principal Position	Fiscal Year	Salary $		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Neldon Johnson	2016		None	-	-	-	-	-	-
President, CEO and Director	2015		None	-	-	-	-	-	-

Randale	2016		None	-	-	-	-	-	-
Johnson	2015		None	-	-	-	-	-	-

LaGrand Johnson	2016		None	-	-	-	-	-	-
CFO	2015		None	-	-	-	-	-	-

Employment Agreements

The Company entered into an agreement with Neldon Johnson to act as President and CEO of the Company for a period of ten years starting in July 2000. Per the agreement, Neldon is to be paid $100,000 per annum, increasing each calendar year by the percentage increase in the Consumer Price Index   No new employment agreement has yet been entered into between the Company and its president.  Mr. Johnsons has agreed to forego compensation until the Company becomes profitable.  Any compensation which might have accrued under any of the previous contracts has been forgiven by Mr. Johnson and the attached financial statements do not include any accrued obligations for compensation.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Neldon Johnson	92,300,000	—	—	$0.40	12/31/2034	—	—	—	92,300,000
Randale Johnson		—	—			—	—	—	—
LaGrand Johnson		—	—			—	—	—	—

Compensation of Directors

The Company’s Directors currently are not compensated for their time and there are no obligations or payment arrangements.  The Company anticipates that it will need to compensate Directors at some point in the future.

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of June 30, 2016, by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of June 30, 2016, upon exercise of options or warrants held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 64,894,305 shares of common stock outstanding as of June 30, 2016, together with applicable options and warrants for each stockholder.  Unless otherwise indicated, the address of each person listed below is in the care of International Automated Systems, Inc., 55 N Merchant St 608 American Fork, Utah 84003.

	Shares Beneficially Owned
Name and Title	Number (4)		Percent
Neldon Johnson, President, CEO and Director	94,305,020	(1)	71.9%
Randale Johnson, Secretary and Vice President	450,085	(2)	0.6%
LaGrand Johnson, CFO	200,000	(3)	0.6%
Curtis Snow	380,000		0.6%
Blain Phillips, Director	-0-		0.0%
All officers and directors as a group (5 persons)	96,025,105		73.2%

(1)	Includes warrants to purchase 93,300,000 shares of common stock exercisable as of June 30, 2016.

(2)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2016.

(3)	Includes options to purchase 500,000 shares of common stock exercisable as of June 30, 2016.

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

The Company’s president made advances to the Company which are included as “Related Party Payables”.  For the periods ended June 30, 2016 and June 30, 2015, these payables were $163,668 and 147,196 respectively. The advances are non-interest bearing.

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2016 and 2015 have been audited by the public accounting firm, Pinaki & Associates LLC.

The Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by the outside auditor. The percentage of hours expended on the audit by persons other than full time, permanent employees of Pinaki & Associates LLC was zero.

Audit Fees

Aggregate fees for the year ended June 30, 2016 for professional services by Pinaki & Associates LLC, our principal accountant, for the audit of our annual financial statements and review of our interim financial statements were approximately $5,000.

Audit-Related Fees

Audit-related fees, not included in the previous paragraphs, for the years ended June 30, 2016 and 2015 for assurance and related services by Pinaki & Associates LLC were $0 and $0, respectively.

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

/s/ Neldon Johnson
NELDON JOHNSON
Title: President,
Chief Executive Officer

Date: May 12, 2017

/s/ Lagrand Johnson
LAGRAND JOHNSON
Title: Chief Financial Officer,

Date: May 12, 2017

DIRECTORS

/s/ Neldon Johnson
NELDON JOHNSON
Title: Director

Date: May 12, 2017

/s/ Blain Phillips
BLAIN PHILLIPS
Title: Director

Date: May 12, 2017

/s/ Curtis Snow
CURTIS SNOW
Title: Director

Date: May 12, 2017

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors

International Automated Systems Inc.

55 N Merchant St 608 American Fork

Utah 84003

We have audited the accompanying consolidated balance sheets of International Automated Systems Inc. as of June 30, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Automated Systems Inc. as of June 30, 2016, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

s/d

Pinaki & Associates LLC.

Newark, DE

April 9, 2017

INTERNATIONAL AUTOMATED SYSTEMS, INC
Balance Sheets

ASSETS
	June 30,	June 30,
	2016	2015
CURRENT ASSETS

Cash and cash equivalents	$3,713,761	$16,822
Accounts receivable	-	-

Total Current Assets	3,713,761	16,822

PROPERTY AND EQUIPMENT, net	283,685	283,685

TOTAL ASSETS	$3,997,445	$300,507

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$5,767	$27,794
Related party payable	149,198	163,668
Deferred revenue	-	23,000

Total Current Liabilities	154,965	214,462

Long-term notes payable	-	-

TOTAL LIABILITIES	154,965	214,462

STOCKHOLDERS' EQUITY

Preferred stock, Series A, no par value; 22,000,000 shares authorized,
5,400,000 shares issued and outstanding	470,264	470,264
Preferred stock, Series B, no par value, 3,000,000 shares
authorized, 300,000 shares issued and outstanding	-	-
Common stock, no par value, 225,000,000 shares authorized,
79,156,343 and 64,894,305 issued and outstanding, respectively	43,528,614	39,650,775
Accumulated deficit	(40,156,398)	(40,034,994)

Total Stockholders' Equity	3,842,480	86,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,997,445	$300,507

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Operations

	For the Year Ended
	June 30,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES

Research and development	2,805	5,435
Depreciation expense	-	2,022
General and administrative	118,764	92,426

Total Operating Expenses	121,568	99,883

Net Operating Loss	(121,568)	(99,883)

OTHER INCOME (EXPENSES)
Net gain on disposal of fixed assets	-	28,861
Interest income	165	-
Total Other Income (Expenses)	165	28,861

NET LOSS	$(121,404)	$(71,022)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	67,292,974	64,894,305

The accompanying notes are an integral part of these financial statements

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Stockholders' Equity
(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance, June 30, 2012	5,700,000	$470,264	53,419,623	$37,704,739	$(37,617,351)	$1,140,511

Common stock issued for cash	-	-	9,174,682	1,342,289	-	759,430

Common stock issued for services	-	-	2,300,000	603,747	-	603,747

Common stock issued for settlement of debt	-	-	-	-	-	-

Net loss for the year ended
June 30, 2013	-	-	-	-	(1,226,681)	(1,226,681)

Balance, June 30, 2013	5,700,000	$470,264	64,894,305	$39,650,775	$(38,844,032)	$1,277,007

Net loss for the year ended
June 30, 2014	-	-	-	-	(1,119,940)	(1,119,940)

Balance, June 30, 2014	5,700,000	470,264	64,894,305	39,650,775	(39,963,972)	157,067

Net loss for the year ended
June 30, 2015	-	-	-	-	(71,022)	(71,022)

Balance, June 30, 2015	5,700,000	470,264	64,894,305	39,650,775	(40,034,994)	86,045

Common stock issued for cash	-	-	2,500,000	800,000	-	800,000
Common stock issued for cash - RaPower3	-	-	11,762,038	3,077,839	-	3,077,839

Net loss for the nine months ended
March 31, 2016 (unaudited)	-	-	-	-	(121,404)	(121,404)

Balance, September 30, 2015 (unaudited)	5,700,000	$470,264	79,156,343	$43,528,614	$(40,156,398)	$3,842,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL AUTOMATED SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	For the year ended
	June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,404)		$(71,022)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	-		2,022
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	-		-
Increase / (decrease) in accounts payable	(22,027)		25,117
Payments/(Advances) on cash advances from related party	(14,470)		16,471
Increase/ (decrease) in accrued liabilities	(23,000)		23,000

Net cash used in operating activities	(180,900)		(4,412)

Cash flows used in investing activities
Purchase of property and equipment	-		(2,853)

Net cash used in (provided by) investing activities	-		(2,853)

Cash flows provided by financing activities

Sale of common stock	3,877,839

Net cash provided by financing activities	3,877,839		-

Net change in cash	3,696,939		(7,265)
Cash at beginning of period	18,844		26,108
Cash at end of period	$3,715,783		18,844
		$
Supplemental cash flow information
Cash payments for interest	$-		$-
Cash payments for income taxes	-		-

Non Cash Financing Activities	$-		$-

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

Basis of Presentation / Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   As June 30, 2016, the Company had $3,713,761 of available cash and a working capital surplus of $3,558,796.  For the twelve months ended June 30, 2016 and 2015, the Company had no revenue, no operating income and used net cash for operating activities of $180,900 and $4,412, respectively. As of June 30, 2016 the Company’s losses accumulated from inception totaled $40,156,398.  These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain sufficient cash flow from operations to meet its obligations on a timely basis. Management is in the process of negotiating various sales agreements and believes these sales will generate sufficient cash flow for the Company to continue as a going concern. If the Company is unsuccessful in these efforts and does not attain sufficient sales to permit profitable operations or if it cannot obtain sufficient additional financing, it may be required to substantially curtail or terminate its operations.

Concentration Risks - The Federal Deposit Insurance Corporation (FDIC) insures cash deposits in most general bank accounts for up to $250,000 per institution.  The Company had cash deposits that exceeded insured amounts of $3,213,761 and $ -0- as of June 30, 2016 and June 30, 2015, respectively.

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

International Automated Systems, Inc.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development - Research and development has been the principal function of the Company.  Research and development costs are expensed as incurred.  Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Solar Power Plant technology, Steam Turbine technology, Automated Fingerprint Identification Machine technology, Digital Wave Modulation Technology and other various projects. These costs, which consist primarily of monies paid for consulting expenses, materials and supplies and compensation costs amounted to $2,805 and $5,435 for the twelve months ended June 30, 2016 and 2015, respectively.

Advertising Costs - Advertising costs are expensed when incurred. Advertising expense was $1,257 and $258 for the twelve months ended June 30, 2016 and June 30, 2015, respectively.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the assets which range from five to ten years. During the year ended June 30, 2016, the Company disposed of all depreciable assets except for a computer, which has been fully depreciated.  Depreciation expense for the twelve months ended June 30, 2016 and 2015 was $2,022 and $38,851, respectively. The major classes of assets are as follows:

	June 30,	June 30,
	2016	2015
Land	$283,685	$283,685
Computer and equipment	528	528
Total property and equipment	284,213	284,213
Less: Accumulated depreciation	(528)	(528)
Total property and equipment, net	283,685	283,685

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes $149,198 and $163,668 to its president for expenses paid on the Company’s behalf as of June 30, 2016 and June 30, 2015, respectively.  The liability is non-interest bearing, unsecured and due upon demand.

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

International Automated Systems, Inc.

Notes to the Financial Statements

The following table summarizes the stock option and warrant activity as of and for the years ended June 30, 2016 and 2015:

Detail	Options Warrants	Wtd Avg Exercise Prices	Wtd. Avg. Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2013	92,300,000	$ 0.40	22.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2014	92,300,000	$ 0.40	21.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Exercisable at June 20, 2015	92,300,000	$ 0.40	20.5	$ 36,920,000
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2016	92,300,000	$ 0.40	19.5	$ 36,920,000
Exerciseable at June 30, 2016	92,300,000	$ 0.40	19.5	$ 36,920,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has equal dividend rights to the common shares, is not convertible into common shares, has no cumulative dividend requirements and has liquidation preferences equivalent to the common shares. 3,400,000 of the Series A Preferred Stock are entitled to the voting rights of 10 common shares, and 2,000,000 of the Series A Preferred Stock are entitled to the voting rights of 100 common shares.  At June 30, 2016 and June 30, 2015, there were 5,400,000 Series A Preferred Stock issued and outstanding, respectively.

International Automated Systems, Inc.

Notes to the Financial Statements

NOTE 5 – PREFERRED STOCK (Continued)

 Series B Preferred Stock

The Series B Preferred Stock has equal dividend rights to the common shares, has no cumulative dividend requirements, has liquidation preferences equivalent to the common shares and each preferred share is entitled to the voting rights of 10 common shares.  Each share is convertible into options to purchase two shares of common stock at $3.00 per share, exercisable immediately and the options expire ten years from the date the preferred stock is exchanged.  At June 30, 2016 and June 30, 2015, there were 300,000, series B Preferred shares issued and outstanding.

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